Form 10-Q
period 1995-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1995-05-15
CIK 801348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended March 31, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-86780



                          PRUCO LIFE INSURANCE COMPANY

                                  in respect of

               PRUCO LIFE VARIABLE CONTRACT REAL  PROPERTY ACCOUNT
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Arizona                                      22-1944557
- -------------------------------          --------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)




              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 445-4571
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)




     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                   YES   X    NO
                                                                -----     -----

             PRUCO LIFE VARIABLE  CONTRACT  REAL  PROPERTY  ACCOUNT
                                  (Registrant)

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

               Statements of Net Assets - March 31, 1995
               (Unaudited) and December 31, 1994                             3

               Statements of Operations (Unaudited) - Three Months
               Ended March 31, 1995 and 1994                                 3

               Statements of Changes in Net Assets - Three Months
               Ended March 31, 1995 (Unaudited) and Year Ended
               December 31, 1994                                             4

               Notes to the Financial Statements (Unaudited)                 5

          B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

               Statements of Assets and Liabilities - March 31, 1995
               (Unaudited) and December 31, 1994                             7

               Statements of Operations (Unaudited) - Three Months Ended
               March 31, 1995 and 1994                                       8

               Statements of Changes in Net Assets - Three Months Ended
               March 31, 1995 (Unaudited) and Year Ended
               December 31, 1994                                             9

               Statements of Cash Flows (Unaudited) - Three Months Ended
               March 31, 1995 and 1994                                      10

               Schedule of Investments - March 31, 1995 (Unaudited)
               and December 31, 1994                                        11

               Notes to the Financial Statements (Unaudited)                14

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         18

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                            23

Item 2.        Changes in Securities                                        23

Item 3.        Defaults Upon Senior Securities                              23

Item 4.        Submission of Matters to a Vote of Security Holders          23

Item 5.        Other Information                                            23

Item 6.        Exhibits and Reports on Form 8-K                             23

PART III - SIGNATURES                                                       24

                           FINANCIAL STATEMENTS OF
                 PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS

                                                                   MARCH 31, 1995
                                                                     (UNAUDITED)         DECEMBER 31, 1994
                                                                  -----------------     -------------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership                                        $     92,100,479     $       91,251,939
                                                                  -----------------       ----------------
                                                                  -----------------       ----------------
NET ASSETS, representing:
Equity of Contract Owners                                          $     86,259,827     $       86,662,912
Equity of Pruco Life Insurance Company                                    5,840,652              4,589,027
                                                                  -----------------     -------------------
                                                                   $     92,100,479     $       91,251,939
                                                                  -----------------     -------------------
                                                                  -----------------     -------------------








                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                                   THREE MONTHS           THREE MONTHS
                                                                       ENDED                 ENDED
                                                                   MARCH 31, 1995         MARCH 31, 1994
                                                                  -----------------     -------------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                  $      1,721,481     $         1,686,966

EXPENSES:
Asset Based Charges to Contract Owners (Note 3)                             138,985                 141,544
                                                                  -----------------     -------------------
NET INVESTMENT INCOME                                                     1,582,496               1,545,422
                                                                  -----------------     -------------------
NET UNREALIZED LOSS
ON INVESTMENTS IN PARTNERSHIP                                              (872,941)             (1,041,092)
                                                                  -----------------     -------------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                          $        709,555     $           504,330
                                                                  -----------------     -------------------
                                                                  -----------------     -------------------






              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                            FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                      STATEMENTS OF CHANGES IN NET ASSETS



                                                                   THREE MONTHS
                                                                       ENDED
                                                                   MARCH 31, 1995           YEAR ENDED
                                                                    (UNAUDITED)          DECEMBER 31, 1994
                                                                  -----------------     ------------------
OPERATIONS:

Net Investment Income                                              $      1,582,496     $        6,157,628

Net Unrealized Gain/(Loss)
  on Investments in Partnership                                            (872,941)               647,693
                                                                  -----------------     ------------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                                   709,555              6,805,321
                                                                  -----------------     ------------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners                                       (1,072,730)            (7,368,879)

Net Contributions/(Withdrawals) by Pruco Life
  Insurance Company                                                       1,211,715                (74,591)
                                                                  -----------------     ------------------

NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                         138,985             (7,443,470)
                                                                  -----------------     ------------------

TOTAL INCREASE/(DECREASE) IN NET ASSETS                            $        848,540     $         (638,149)


NET ASSETS:
Beginning of period                                                $     91,251,939     $       91,890,088
                                                                  -----------------     ------------------
End of period                                                      $     92,100,479     $       91,251,939
                                                                  -----------------     ------------------
                                                                  -----------------     ------------------










              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                 MARCH 31, 1995
                                   (UNAUDITED)

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.   GENERAL

             The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and notes thereto included in the Partner's December 31, 1994 Annual Report on Form 10-K.

        B.   INVESTMENT IN PARTNERSHIP INTEREST

             The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in Note 1 to the Partnership's financial statements. At March 31, 1995 the Real Property Account's interest in the Partnership, based on current value equity was 51.5% or 6,302,293 shares.

        C.   INCOME RECOGNITION

             The Real Property Account recognizes its proportionate share of the Partnership's net investment income on a daily basis, as consistent with the Partnership Agreement.

NOTE 3: ASSET BASED CHARGES

        Mortality risk and expense risk charges and charges for administration are applied daily against the net assets representing equity of Contract Owners investing in the Real Property Account, at an effective annual rate as shown below for each of Pruco Life's separate accounts investing in the Real Property Account:

        ------------------------------------------------------------------------
             Variable Insurance Account                               0.35%
             Variable Appreciable Account                             0.60%
             Single Premium Variable Life Account                     1.25%
             Single Premium Variable Annuity Account                  1.25%
        ------------------------------------------------------------------------

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

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                        STATEMENTS OF ASSETS AND LIABILITIES

                                                         March 31, 1995
                                                           (Unaudited)              December 31, 1994
                                                      ------------------          -------------------
ASSETS:

Properties at current value
  (cost $154,286,456 and $154,157,068
   respectively) (Note 1)                             $      124,616,863          $      126,258,004
Interest in properties at current value
  (cost $6,120,683 and $6,108,742
   respectively) (Note 1)                                      5,813,392                   5,726,451
Cash and cash equivalents                                     38,795,430                  33,093,237
Marketable securities                                         13,423,973                  15,824,199
Other assets and accounts receivable
  (net of allowance for uncollectible
   amounts of $138,876 and $128,336 respectively)              1,928,664                   2,218,095
                                                      ------------------          -------------------
Total Assets                                          $      184,578,322          $      183,119,986
                                                      ------------------          -------------------
                                                      ------------------          -------------------

LIABILITIES:

Obligation under capital lease                        $        3,631,825          $        3,804,836
Accounts payable and accrued expenses                            905,154                     805,066
Due to affiliates (Note 2)                                       628,729                     624,206
Other liabilities                                                524,520                     645,913
                                                      ------------------          -------------------
Total liabilities                                              5,690,228                   5,880,021
                                                      ------------------          -------------------

NET ASSETS:

Partners' Equity                                             178,888,094                 177,239,965
                                                      ------------------          -------------------
                                                      $      184,578,322          $      183,119,986
                                                      ------------------          -------------------
                                                      ------------------          -------------------

Number of shares outstanding at end of period                 12,241,034                  12,241,034
                                                      ------------------          -------------------
                                                      ------------------          -------------------

Share Value at end of period                                      $14.61                      $14.48
                                                      ------------------          -------------------

           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                              Three Months      Three Months
                                                 Ended             Ended
                                             March 31, 1995    March 31, 1994
                                             --------------    --------------
INVESTMENT INCOME:

Rent from properties                         $  4,472,397      $  3,915,238
Income from interest in properties                149,408           804,871
Interest on mortgage loans                              0            79,313
Interest from short-term investments              765,330           219,576
                                             ------------      ------------
                                                5,387,135         5,018,998
                                             ------------      ------------

EXPENSES:

Investment management fee (Note 2)                569,088           561,916
Real estate tax expense                           609,624           477,722
Administrative expenses                           392,120           320,947
Operating expenses                                357,501           381,322
Interest expense                                  115,144            81,750
                                             ------------      ------------
                                                2,043,477         1,823,657
                                             ------------      ------------

NET INVESTMENT INCOME                           3,343,658         3,195,341
                                             ------------      ------------

NET UNREALIZED LOSS ON INVESTMENTS             (1,695,529)       (1,971,973)
                                             ------------      ------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                    $  1,648,129      $  1,223,368
                                             ------------      ------------
                                             ------------      ------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           STATEMENTS OF CHANGES IN NET ASSETS


                                              Three Months
                                                 Ended
                                              March 31, 1995         Year Ended
                                               (Unaudited)         December 31, 1994
                                             ---------------       -----------------
OPERATIONS:

Net Investment Income                        $      3,343,658      $     12,848,199
Net Realized and Unrealized
  Gain/(Loss) on Investments                       (1,695,529)            1,339,443
                                             ----------------      ----------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                           1,648,129            14,187,642
                                             ----------------      ----------------

CAPITAL TRANSACTIONS:

Withdrawals by partners
  (0 and 790,390,
    shares respectively)                                    0           (11,000,000)
                                             ----------------      ----------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                                   0           (11,000,000)
                                             ----------------      ----------------

TOTAL INCREASE IN NET ASSETS                        1,648,129             3,187,642

NET ASSETS:

  Beginning of period                             177,239,965           174,052,323
                                             ----------------      ----------------
  End of period                              $    178,888,094      $    177,239,965
                                             ----------------      ----------------
                                             ----------------      ----------------

            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          Three Months      Three Months
                                                             Ended             Ended
                                                         March 31, 1995    March 31, 1994
                                                         ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations     $  1,648,129      $  1,223,368
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
      Net unrealized loss on investments                    1,695,529         1,971,973
      Changes in assets and liabilities:
         Decrease/(Increase) in other assets
            and accounts receivable                           289,431        (1,892,399)
         Decrease in marketable securities                  2,400,226                 0
         Decrease in obligation under capital lease          (173,011)         (103,509)
         Increase/(Decrease) in accounts payable
            and accrued expenses                              100,088          (152,761)
         Increase/(Decrease) in due to affiliates               4,523            (6,667)
         Decrease in other liabilities                       (121,393)          (51,856)
                                                         ------------       -----------
Net cash provided by operating activities                   5,843,522           988,149
                                                         ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital improvements on real estate owned                  (129,388)         (413,444)
  Capital improvements on interest in properties              (11,941)                0
  Principal repayments received on mortgage loans                   0            26,619
                                                         ------------       -----------
  Net cash used in investing activities                      (141,329)         (386,825)
                                                         ------------       -----------
Net increase in cash and cash equivalents                   5,702,193           601,324

CASH AND CASH EQUIVALENTS - Beginning of period            33,093,237        23,852,233
                                                         ------------       -----------
CASH AND CASH EQUIVALENTS - End of period                $ 38,795,430      $ 24,453,557
                                                         ------------       -----------
                                                         ------------       -----------
SUPPLEMENTAL INFORMATION:
  Interest paid                                          $    376,450      $    250,000
                                                         ------------       -----------
                                                         ------------       -----------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                 March 31, 1995                      December 31, 1994
                                                 (Unaudited)
- ---------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (Percent of Net Assets)                            69.7%                               71.2%
                                                                         Current                             Current
Location                 Description                      Cost             Value              Cost             Value
- ---------------------------------------------------------------------------------------------------------------------
Azusa, CA                Warehouse               $  18,261,586     $  14,900,819     $  18,219,245     $  15,426,651
Lisle, IL                Office Building            17,524,421        13,300,000        17,524,421        12,000,000
Atlanta, GA              Garden Apartments          15,309,193        12,200,000        15,309,193        11,903,533
Pomona, CA (a)           Warehouse                  23,115,556        14,926,000        23,115,589        16,353,556
Roswell, GA              Retail Shopping Center     31,608,946        32,002,975        31,605,970        32,500,000
Morristown, NJ           Office Building            18,458,859         9,315,172        18,443,689         9,825,401
Bolingbrook, IL          Warehouse                   8,930,578         7,115,080         8,915,498         7,009,907
Farmington Hills, MI     Garden Apartments          13,563,285        13,506,200        13,560,049        13,538,956
Flint, MI                Office Building             7,514,032         7,350,617         7,463,414         7,700,000
                                                 -------------     -------------     -------------     -------------
                                                 $ 154,286,456     $ 124,616,863     $ 154,157,068     $ 126,258,004
                                                 -------------     -------------     -------------     -------------
                                                 -------------     -------------     -------------     -------------

(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.

INVESTMENT IN INTEREST IN PROPERTIES (Percent of Net Assets)                 3.2%                                3.2%
                                                                         Current                             Current
Location                 Description                      Cost             Value              Cost             Value
- --------------------------------------------------------------------------------------------------------------------
Jacksonville, FL         Warehouse/Distribution      1,304,979         1,150,000         1,304,979         1,150,000
Jacksonville, FL         Warehouse/Distribution      1,002,448         1,000,000         1,002,448         1,000,000
Jacksonville, FL         Warehouse/Distribution      1,442,894         1,350,000         1,442,894         1,375,000
Jacksonville, FL         Warehouse/Distribution      2,370,362         2,313,392         2,358,421         2,201,451
                                                 -------------     -------------     -------------     -------------
                                                 $   6,120,683     $   5,813,392     $   6,108,742     $   5,726,451
                                                 -------------     -------------     -------------     -------------
                                                 -------------     -------------     -------------     -------------

CASH AND CASH EQUIVALENTS (Percent of Net Assets)                           21.7%                               18.7%
(see pages 12 and 13 for detail)                          Face           Current              Face           Current
Description                                             Amount             Value            Amount             Value
- ---------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                        $  39,052,615     $  38,795,430     $  33,456,969     $  33,093,237
                                                 -------------     -------------     -------------     -------------
                                                 -------------     -------------     -------------     -------------

MARKETABLE SECURITIES (Percent of Net Assets)                                7.5%                                8.9%
(see pages 12 and 13 for detail)                          Face           Current              Face           Current
Description                                             Amount             Value            Amount             Value
- ---------------------------------------------------------------------------------------------------------------------
Marketable Securities                            $  13,700,000     $  13,423,973     $  16,100,000     $  15,824,199
                                                 -------------     -------------     -------------     -------------
                                                 -------------     -------------     -------------     -------------

OTHER ASSETS (Percent of Net Assets)                                      (2.1%)                              (2.0%)
(net of liabilities)                                               $  (3,761,564)                      $  (3,661,926)
                                                                   -------------                       -------------
TOTAL NET ASSETS                                                   $ 178,888,094                       $ 177,239,965
                                                                   -------------                       -------------
                                                                   -------------                       -------------

                                        11
                                   (Continued)

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                           SCHEDULE OF INVESTMENTS
                                (Unaudited)


                                                                                               March 31, 1995
CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                         21.7%
                                                                                           Face          Current
Description                                                                               Amount          Value
- --------------------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)
Pepsico Inc., 6.25%,April 4, 1995                                                    $     500,000     $     499,653
BAT Capital Corp., 6.00%, April 5, 1995                                                  1,000,000           995,000
Duracell Inc., 6.10%, April 5, 1995                                                      1,300,000         1,300,000
Countrywide Funding Corp., 6.25%, April 6, 1995                                          2,600,000         2,597,292
Tyson Foods Inc., 6.20%, April 7, 1995                                                     500,000           498,708
Pennsylvania Power & Light, 6.07%, April 10, 1995                                        1,000,000           994,604

Sonoco Prod.  Co., 6.00%, April 10, 1995                                                 2,500,000         2,488,750
Finova Capital Corp., 6.12%, April 11, 1995                                              2,500,000         2,487,675
Preferred Receivables Corp., 6.00%, April 11, 1995                                       2,100,000         2,093,700
Duracell Inc., 6.05%, April 13, 1995                                                     1,095,000         1,090,584
NYNEX Corp.,6.05%, April 17, 1995                                                        2,500,000         2,491,597
Bankers Trust NY Corp., 6.05%, May 1, 1995                                               1,000,000           992,269

ITT Corp., 6.11%, May 1, 1995                                                            1,500,000         1,488,035
PHH Corp. , 6.02%, May 1, 1995                                                           1,040,000         1,034,087
Whirlpool  Financial Corp., 6.03% May 2, 1995                                            2,500,000         2,485,295
Ryder System, Inc., 6.10%, May 9, 1995                                                     500,000           495,425
Xerox Corp., 6.02%, May 10, 1995                                                         2,000,000         1,982,943
Engelhard Corp., 6.01%, May 15, 1995                                                     2,500,000         2,477,463

Merrill Lynch & Co., 6.02%, May 15, 1995                                                 2,500,000         2,474,917
Cox Enterprises, Inc., 6.05%, May 16, 1995                                               1,768,000         1,749,876
Dean Witter, Discover & Co., 6.02%, May 22, 1995                                         2,500,000         2,477,007
ITT Corp., 6.15%, June 1, 1995                                                           1,000,000           988,042
Household Finance Corp., 6.05%, June 2, 1995                                             2,400,000         2,362,893
                                                                                       -----------      ------------
TOTAL COMMERCIAL PAPER                                                                  38,803,000        38,545,815

TOTAL CASH                                                                                 249,615           249,615
                                                                                       -----------      ------------
TOTAL CASH AND CASH EQUIVALENTS                                                        $39,052,615       $38,795,430
                                                                                       -----------      ------------
                                                                                       -----------      ------------

MARKETABLE SECURITIES (Percent of Net Assets)                                                                    7.5%
                                                                                              Face           Current
Description                                                                                 Amount             Value
- --------------------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)
Golden Peanut Co., 6.32%, April 5, 1995                                                  2,000,000         1,958,218
General Electric Capital Corp., 6.45%, April 13, 1995                                    2,400,000         2,348,400
PNC Bank N.A., 5.92%, April 21, 1995                                                     1,400,000         1,398,775
Nationsbank NC, 5.55%, May 19, 1995                                                      1,500,000         1,511,807
Corporate Receivables Corp., 6.57%, May 22, 1995                                         2,400,000         2,332,548
Province of Quebec, 6.67%, June 1, 1995                                                  2,000,000         1,937,005
Bank of America NT & SA, 6.57%, June 5, 1995                                             2,000,000         1,937,220
                                                                                       -----------       -----------
Total Commercial Paper                                                                 $13,700,000       $13,423,973
                                                                                       -----------       -----------
                                                                                       -----------       -----------

                                       12
                                  (Continued)

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                           SCHEDULE OF INVESTMENTS


                                                                                           December 31, 1994
                                                                                  ----------------------------------
CASH AND CASH EQUIVALENTS (Percent of Net Assets)                                                               18.7%
                                                                                              Face           Current
Description                                                                                 Amount             Value
- --------------------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)
Chemical  Bank, 6.25%, January 3, 1995                                                  $   90,000        $   90,000
Amoco Corp., 5.754%,  January 3, 1995                                                    2,104,000         2,102,656
Pacificorp, 6.125%, January 12, 1995                                                     2,000,000         1,991,867
Gateway Fuel Corp., 5.571%, January 17, 1995                                             1,925,000         1,900,590
Norwest Financial Inc., 5.499%, January 17, 1995                                         1,660,000         1,636,007
Greyhound Financial Corp., 6.215%, January 18, 1995                                      1,944,000         1,932,987

PHH Corp Note, 5.928%, January 19, 1995                                                  2,400,000         2,388,593
Merrill Lynch & Company Inc., 6.056%, January 25, 1995                                     706,000           699,528
Associates Corp. of North Am., 5.828%, January 30, 1995                                  2,300,000         2,277,144
Duracell Inc., 6.310%, January 30, 1995                                                  2,396,000         2,373,122
Ford Motor Credit Corp., 5.841%,  February 1, 1995                                       2,300,000         2,275,997
Goldman Sachs  Group, 5 .705%, February 2, 1995                                          1,685,000         1,654,071

Sears Roebuck  Acceptance Corp., 6.120%, February 7, 1995                                1,000,000           988,572
Morgan Stanley Group Inc., 6.363%,  March 1, 1995                                        1,000,000           985,370
Beneficial Corp, 6.349%, March 14, 1995                                                  2,400,000         2,362,500
John Deere Capital Corp., 6.349%, March 14, 1995                                         2,400,000         2,362,500
American General Financial Corp., 6.350%, March 15, 1995                                 2,400,000         2,362,084
Toronto Dominion Holdings, 6.318%, March 15, 1995                                        2,400,000         2,362,680
                                                                                       -----------       -----------
TOTAL COMMERCIAL PAPER                                                                  33,110,000        32,746,268


TOTAL CASH                                                                                 346,969           346,969
                                                                                       -----------       -----------

TOTAL CASH AND CASH EQUIVALENTS                                                        $33,456,969       $33,093,237
                                                                                       -----------       -----------
                                                                                       -----------       -----------

MARKETABLE SECURITIES (Percent of Net Assets)                                                                    8.9%
                                                                                              Face           Current
Description                                                                                 Amount             Value
- --------------------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)
Bankers Trust NY Corp, 5.250%, January 16, 1995                                         $1,400,000       $ 1,401,680
Republic National Bank of NY, 4.300%, March 8, 1995                                      1,000,000           998,546
Golden Peanut Co., 6.455%, April 5, 1995                                                 2,000,000         1,958,218
General Electric Capital Corp, 6.592%, April 18, 1995                                    2,400,000         2,348,400
PNC Bank N.A., 5.820%, April 21, 1995                                                    1,400,000         1,398,775

Nationsbank North Carolina, 5.400%, May 19, 1995                                         1,500,000         1,511,807
Corporate Receivables Corp., 6.760%, May 23, 1995                                        2,400,000         2,332,548
Province of Quebec, 6.887%, June 1, 1995                                                 2,000,000         1,937,005
Bank of America NT & SA, 6.783%, June 5, 1995                                            2,000,000         1,937,220
                                                                                       -----------      ------------
Total Commercial Paper                                                                 $16,100,000      $ 15,824,199
                                                                                       -----------      ------------
                                                                                       -----------      ------------

            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  MARCH 31, 1995
                                   (UNAUDITED)

GENERAL

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the "Partnership"), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America ("The Prudential"), Pruco Life Insurance Company ("Pruco Life"), and Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life and the Pruco Life of New Jersey.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

The Partnership's investments are valued on a daily basis, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net assets of the Partnership are valued using the current value of its investments as described in Note 1B below, plus an estimate of net income from operations reduced by any liabilities of the Partnership.

The periodic adjustments to property values described in Note 1B below and the corrections of previous estimates of net income are made on a prospective basis. There can be no assurance that all such adjustments and estimates will be made timely.

Shares of the Partnership are sold to The Prudential Variable Contract Real Property Account, the Pruco Life Variable Contract Real Property Account, and the Pruco Life of New Jersey Variable Contract Real Property Account, (the "Real Property Accounts") at the current share value of the Partnership's net assets. Share value is calculated by dividing the current value of net assets of the Partnership as determined below by the number of shares outstanding. A Contract Owner participates in the Partnership through interests in the Real Property Accounts.

Note 1:   Summary Of Significant Accounting Policies

          A: General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1994 Annual Report on Form 10-K.

          B: Real Estate Owned and Interest in Properties - The Partnership's investments in real estate owned and interest in properties are initially valued at their purchase price. Thereafter, current values are based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) which are ordinarily obtained on an annual basis.

               The Chief Appraiser of the Prudential Comptroller's Department Valuation Unit is responsible to assure that the valuation process provides independent and accurate current value estimates. In the interest of maintaining and monitoring the independence and the accuracy of the appraisal process, the Comptroller of The Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities,approves the selection and scheduling of external appraisals; develops a standard package of information to be supplied to the appraisers; reviews and provides comments on all external appraisals and a sample of internal appraisals; assists in developing policy and procedures and assists in the evaluation of the performance and competency of external appraisers. The property valuations are reviewed quarterly by The Prudential Comptroller's Department Valuation Unit and the Chief Appraiser and adjusted if there has been any significant changes related to the property since the most recent independent appraisal.

               The purpose of an appraisal is to estimate the current value of a property as of a specific date. Current value has been defined as the most probable price for which the appraised property will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. This estimate of current value generally is a correlation of three approaches, all of which require the exercise of subjective judgement. The three approaches are: (1) current cost of reproducing a property less deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single-year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one most appropriate for the type of property in the market.

          C: Income Recognition - Rent from properties consists of all amounts earned under tenant operating leases including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Revenue from leases which provide for scheduled rent increases is recognized as billed.

          D: Cash Equivalents - The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at market value.

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

          G: Reclassifications - Certain reclassifications have been made to the 1994 financial statements to conform to those used in 1995.


Note 2:   Transactions with affiliates

Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 1995 and 1994 management fees incurred by the Partnership were $569,088 and $561,916, respectively.

The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the three months ended March 31, 1995 and 1994 were $32,255 and $30,425 respectively and are classified as administrative expenses in the Statements of Operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by The Prudential and one of its subsidiaries.

The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential to provide property management services at the Unit warehouses and the Bolingbrook, IL warehouse. The property management fee earned by PREMISYS for the three months ended March 31, 1995 and 1994 were $4,689 and $12,743, respectively.

Note 3:   Line of Credit

The Partnership established a $10 million annually renewable unsecured revolving line of credit with First Fidelity Bank, N.A., New Jersey which will be drawn upon as needed for potential liquidity needs. The annual cost of maintaining the line of credit is 0.1875% of the total line of credit. As of March 31, 1995, no drawdowns had occurred.

Note 4:   Commitment from Partner

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract Owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of March 31, 1995 is approximately $ 51.9 million.

Note 5: Commitment to Purchase

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

NOTE 6: PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)



                                            01/01/95    01/01/94    01/01/93    01/01/92    01/01/91    01/01/90
                                                  to          to          to          to          to          to
                                            03/31/95    12/31/94    12/31/93    12/31/92    12/31/91    12/31/90
                                            --------    --------    --------    --------    --------    --------

Rent from properties                        $   0.3654  $   1.2754  $   1.1659  $   1.0727  $   0.9899  $   0.9479
Income from interest in properties          $   0.0122  $   0.1838  $   0.2139  $   0.1970  $   0.1791  $   0.1533
Interest on mortgage loans                  $   0.0000  $   0.0082  $   0.0755  $   0.0711  $   0.0663  $   0.0654
Interest from short-term investments        $   0.0625  $   0.1226  $   0.0549  $   0.0653  $   0.1151  $   0.1202
                                            ----------  ----------  ----------  ----------  ----------  ----------

INVESTMENT INCOME                           $   0.4401  $   1.5900  $   1.5102  $   1.4061  $   1.3504  $   1.2868
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------

Investment management fee                   $   0.0465  $   0.1786  $   0.1673  $   0.1642  $   0.1669  $   0.1591
Real estate tax expense                     $   0.0498  $   0.1399  $   0.1465  $   0.1488  $   0.1168  $   0.1010
Administrative expenses                     $   0.0320  $   0.1103  $   0.1187  $   0.1046  $   0.0946  $   0.0910
Operating expenses                          $   0.0292  $   0.1332  $   0.1209  $   0.1241  $   0.0948  $   0.0776
Interest expense                            $   0.0094  $   0.0255  $   0.0236  $   0.0215  $   0.0193  $   0.0186
                                            ----------  ----------  ----------  ----------  ----------  ----------
EXPENSES                                    $   0.1669  $   0.5875  $   0.5770  $   0.5632  $   0.4924  $   0.4473
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------

NET INVESTMENT INCOME                       $   0.2732  $   1.0025  $   0.9332  $   0.8429  $   0.8580  $   0.8395
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------


Net realized loss on investments sold       $   0.0000  $  (0.0966) $  (0.1816) $   0.0000  $   0.0000  $   0.0000
Net unrealized gain/(loss) on investments   $  (0.1386) $   0.2169  $   0.0152  $  (1.1359) $  (0.7770) $  (0.1543)
                                            ----------  ----------  ----------  ----------  ----------  ----------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                  $  (0.1386) $   0.1203  $  (0.1664) $  (1.1359) $  (0.7770) $  (0.1543)
                                            ----------  ----------  ----------  ----------  ----------  ----------

Net increase/(decrease) in share value      $   0.1346  $   1.1228  $   0.7668  $  (0.2930) $   0.0810  $   0.6852

Share Value at beginning of period          $  14.4792  $  13.3564  $  12.5896  $  12.8826  $  12.8016  $  12.1164
                                            ----------  ----------  ----------  ----------  ----------  ----------
Share Value at end of period                $  14.6138  $  14.4792  $  13.3564  $  12.5896  $  12.8826  $  12.8016
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                            ----------  ----------  ----------  ----------  ----------  ----------

Ratio of expenses to average net assets         1.14%       4.27%       4.44%       4.47%       3.81%       3.58%

Ratio of net investment income to
 average net assets                             1.87%       7.29%       7.17%       6.69%       6.63%       6.72%

Number of shares outstanding at
 end of period (000's)                         12,241      12,241      13,031      14,189      14,993      16,175


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.
PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of The Pruco Life Variable Contract Real Property Account (the "Real Property Account") are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey.

(a) Liquidity and Capital Resources

At March 31, 1995, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totalled $52,219,403. This is an increase of $3,301,967 from liquid assets at December 31, 1994, of $48,917,436. The increase is due primarily to cash received from the operations of the Partnership's properties and interest income received from short-term investments.

The Partnership has established a $10 million annually renewable unsecured revolving line of credit with First Fidelity Bank, N.A. to be drawn upon as needed for potential liquidity needs. As of March 31, 1995, no drawdowns had occurred. Management does not anticipate the need to draw upon this resource in the near future. In addition, The Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $51.9 million as of March 31, 1995.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity, however, its investment policy allows up to 30% investment in cash and short-term obligations. At March 31, 1995, 28.3% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. The Partnership had retained a portion of the cash generated by operations as well as from the sale of properties and the maturing of the mortgage loans pending anticipated reinvestment of these funds. No partner withdrawals were made during the first quarter of 1995. The partners did withdraw $3 million in April 1995. Additional withdrawals may be made during the remainder of 1995 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At March 31, 1995, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations will satisfy the Partnership's needs over the next nine months and the foreseeable future. As described below, the Partnership has entered into a commitment to acquire an apartment complex in Raleigh, NC for approximately $14 million. This will be funded from cash currently held by the Partnership.

During the quarter ended March 31, 1995, the Partnership expended approximately $141,000 in capital expenditures of which approximately $123,000 were for tenant alteration and leasing commissions. The largest of these included $50,000 at the Flint, MI office buildings for an expansion for Olsten Kimberly, $42,000 at the Azusa, CA warehouse for Best Buy, $15,000 at the Morristown, NJ office building for various tenants and $12,000 at one of the Jacksonville warehouses (the Unit warehouses) for Biaggi Brothers. Of the remaining $22,000 in capital expenditures, approximately $15,000 related to sealing the concrete floors at the Bolingbrook, IL warehouse.

Projected capital expenditures for the remainder of the 1995 total approximately $1,504,000. Approximately $1,270,000 consists of tenant alterations and leasing commissions. The largest of these are the final installments of cost related to the Best Buy lease at the Azusa warehouse (approximately $258,000). At the Morristown Office Centre, Kodak signed a five-year lease for which approximately $142,000 in tenant alterations and leasing commissions is anticipated. A new lease at one of the Unit warehouses has been negotiated for which approximately $23,000 in tenant improvements and leasing commissions is expected. Additional leasing costs projected for prospective leases include $268,000 at Morristown, $254,000 at the Flint office property, $202,000 at the Pomona, CA warehouse, $96,000 at the Unit warehouses and $27,000 at the Roswell, GA shopping center.

The actual amount of such expenditures will depend on the number of new leases signed, the needs of the particular tenants and the timing of lease executions.

Other major capital expenditures planned for the remainder of 1995 include $57,000 for fencing and entrance gates at the Azusa warehouse and the Atlanta apartments, $51,000 for sprinklers, electronic transformers and climate control units at Morristown, $45,000 for exterior lighting at the Lisle, IL office building, $44,000 for irrigation and drainage upgrades and landscaping at the Farmington Hills, MI apartments, the Bolingbrook warehouse and the Unit warehouses and $37,000 for smaller projects among the various properties including improvements to common areas and carpet upgrades at the apartments.

The Partnership has entered into a commitment to purchase a garden apartment complex currently under construction in Raleigh, NC. The property consists of 14 two and three-story buildings with a total of 250 units. The property is expected to be completed in June 1995. The initial funding will be approximately $14 million. A second funding will be made during 1995 based upon the property's achieving certain income and occupancy levels. The maximum amount of the second funding is $1,950,000. This investment will be funded from cash held by the Partnership.

(b) Results of Operations

The following is a brief discussion of a comparison of the results of operations for the three months ended March 31, 1995 and 1994.

The Partnership's net investment income for the first three months of 1995 was $3,343,658, an increase of $148,317 (4.6%) from $3,195,341 for the corresponding period of 1994. This was primarily the result of an increase in interest income from short-term investments (approximately $546,000) partially offset by lower income from property operations (approximately $287,000), lower interest income from mortgage loans (approximately $79,000) and higher interest expense (approximately $33,000).

Income from property operations, including income from investment in properties was $3,319,425 for the first three months of 1995. This was a decrease of $286,631 (7.9%) from $3,606,056 for the same period of 1994. This was primarily the result of lower income from interest in properties due to the sale of the seven Unit warehouses in October 1994 (approximately $655,000) and higher real estate taxes (approximately $132,000) and administrative expenses (approximately $80,000), partially offset by an increase in rent from properties (approximately $557,000) and lower operating expenses (approximately $24,000).

Income from interest in properties relates to the Partnership's 50% co-investment in the Unit warehouses. On October 7, 1994, the Partnership sold its interest in seven of the eleven warehouses. This was the major reason that income from interest in properties decreased $655,463 (81.4%) from $804,871 for the first quarter of 1994 to $149,408 for the first quarter of 1995.

Rent from properties increased by $557,159 (14.2%) from $3,915,238 for the first quarter of 1994 to $4,472,397 for the corresponding period of 1995. This was primarily the result of the acquisition, through foreclosure in July 1994, of the Flint office property. In the first quarter of 1994, this investment was reported as a mortgage loan. In 1995, its operating results are included with income from property operations. This increased rent from properties by approximately $287,000 for the first quarter of 1995. Rental income also increased approximately $122,000 at the Azusa warehouse and the Atlanta, GA apartments due to higher occupancy in 1995. Rental income at the Bolingbrook warehouse was about $71,000 higher for the first three months of 1995 as a result of the expiration of a free rent period granted to the tenant in the first quarter of 1994. Revenue at the Pomona warehouse were almost $77,000 higher in the first quarter of 1995 compared to the corresponding period of last year primarily due to increased expense recoveries.

Real estate taxes for the first three months of 1995 increased $131,902 (27.6%), to $609,624 from $477,722 for the first quarter of 1994. This was the result of the inclusion of the Flint office buildings in property operations.

Property operating expenses for the first quarter of 1995 were $357,501, a decrease of $23,821 (6.2%) from $381,322 for the corresponding period of last year. The Flint property had operating expenses for the first quarter of 1995 of approximately $36,000. This increase was offset by lower utility costs among all properties and lower maintenance costs, particularly at Azusa, where building exteriors were painted in the first quarter of 1994. No similar large expenses were incurred this year.

Administrative expense on the statement of operations includes both property and Partnership administrative expenses. Property administrative expenses totalled $335,255 for the quarter ended March 31, 1995. This is an increase of $80,246 (31.5%) from $255,009 for the same period last year. This was primarily the result of the inclusion of the Flint property (approximately ($29,000), higher insurance premiums (almost $27,000) primarily at the two California properties, and an increase in bad debt expense (approximately $19,000). The last item was the result of a credit to bad debt expense at the Azusa warehouse in the first quarter of 1994 arising from the application of a security deposit to amounts owed by a vacated tenant. Partnership administrative expenses for the first quarter of 1995 decreased by $9,073 (13.8%) to $56,865 from $65,938 for the first quarter of 1994. This was primarily due to lower appraisal fees for 1995.

Interest expense relates to the capitalized ground leased at the Pomona warehouse. Interest expense increased by $33,394 (40.8%) to $115,144 for the first three months of 1995 from $81,750 for the first quarter of 1994. This was due to a scheduled increase in the lease payment, effective in November 1994. The annual ground lease payments after November 1994, and for each ten year increment thereafter, are subject to increase by 50% of the increase in the Consumer Price Index during the previous period. For 1995, the payment increased by $126,450 to $376,450. The Partnership has the option to purchase the land for $4,000,000 from November 1994 to November 1997. Management will continue to evaluate the relevant factors during the option period before deciding whether to exercise the option.

Investment management expense increased by $7,172 (1.3%) for the first three months of 1995 to $569,088 from $561,916 for the first quarter of 1994. This fee is computed as 1.25% of gross assets. During the first quarter of 1995, gross assets were slightly higher than in 1994.

Interest income from short-term investments increased by $545,754 (248.5%) to 765,330 for the first quarter of 1995 from $219,576 for the first quarter of 1994. This is the result of increased amounts invested and higher interest rates in 1995. As noted above, the Partnership is retaining increased cash balances in anticipation of acquiring properties in 1995.

Since both of the Partnership's investments in mortgage loans matured in 1994, there was no interest income from this source in the first quarter of 1995.

MARKET VALUES OF INVESTED ASSETS:  QUARTER ENDED MARCH 31, 1995

During the first quarter of 1995, the Partnership experienced an unrealized loss of $1,695,529 on its real estate investments. These consisted of unrealized losses of $1,830,603 on the warehouse properties and $500,001 on the retail property. These were partially offset by unrealized gains on the office properties and apartments of $374,600 and $260,475, respectively.

The Partnership's two California warehouse properties experienced the largest unrealized loss for the quarter. The Pomona property decreased in value by $1,427,523 (8.7% of the property's December 31, 1994 value). This was due to lower market rental rates and the expectations that it will take longer than previously anticipated to lease the vacant space at the property. In addition, the discount rate used in the appraisal was increased, reflecting the higher yields demanded by investors in real estate in the soft southern California market. The Azusa warehouse declined $568,173 (3.7% of the property's year-end 1994 value) in value during the first quarter of 1995 due to the necessity of a roof replacement program which was not included in the prior appraisal.

The Bolingbrook warehouse increased by $90,093 (1.3% of the property's December 31, 1994 value) for the first quarter of 1995 due to lower estimates of operating and capital expenditures. The Unit warehouses also increased in value by $75,000 (1.3% of the property's December 31, 1994 value) as a result of the Biaggi Brothers lease increasing occupancy to 100% and expectations that the only lease expiring in 1995 will be renewed.

The Partnership's sole retail property, the King's Market Shopping Center in Roswell, GA, decreased in value by $500,001 (1.5% of the property's December 31, 1994 value) for the quarter ended March 31, 1995. The decrease was due to increased competition in the local market due the construction of a regional mall which is expected to exert a downward pressure on rental rates.

The office building in Lisle, IL increased in value by $1,300,000 for the first quarter of 1995 (10.8% of the property's year-end 1994 value). The increase was the result of an improvement in current rental rates and expectations of future rates. In addition, the discount rate used in the appraisal was reduced reflecting the improved conditions in the local market.

The value of the Partnership's office property in Morristown decreased $525,399 (5.3% of its December 31, 1994 value) while the office property in Flint decreased $400,001 (5.2% of its year-end 1994 value). The decrease was primarily attributable to increases in the discount rates, reflecting the soft market conditions in the local areas and the expectations that potential buyers are requiring higher returns on such investments.

Collectively, the Partnership's two apartment properties increased approximately $260,000 in value during the first quarter of 1995. Brookwood Apartments in Atlanta increased $296,467 (2.5% of its December 31, 1994 value) due to higher rental rates. The market value of the apartments in Farmington Hills, MI decreased $35,992 (less than 1% of its December 31, 1994 value), primarily as a result of capital expenditures which did not add to value.

PROPERTY LEASING ACTIVITY

Occupancy among the Partnership's properties increased slightly during the first quarter of 1995 as a result of activity at the Unit warehouses and the Flint office buildings.

Biaggi Brothers signed a two-year lease covering 90,000 square feet at one of the Unit warehouses (18% of the four buildings) effective February 1, 1995.
This brings occupancy at the four buildings to 100%. One lease covering 102,000 square feet (20% of the warehouses) is scheduled to expire on April 30, 1995. A new two-year lease has been negotiated with the tenant. The new rent rate is approximately 10% higher than that on the expiring lease. No other leases are scheduled to expire at the Unit warehouses during the remainder of 1995.

Occupancy at the Flint property increased from 89% at December 31, 1994 to 92% at March 31, 1995 as a current tenant expanded its space by 3,900 square feet (3% of the property). The new lease expires June 30, 2000. During the remainder of 1995, leases totalling approximately 14,600 square feet (13% of the property) are scheduled to expire. In addition, leases totalling approximately 17,000 square feet (15% of the property) are on a month-to-month basis. Management is focusing its efforts on these tenants as well as working to lease the currently vacant space at the property.

Occupancy at the Morristown office building at March 31, 1995 remained at 93% as it was at the end of 1994. During the first quarter of 1995, Kodak signed a new lease covering the 6,600 square feet (8% of the property) which they had been occupying on a month-to-month basis. The new lease expires in December 31, 1999. Two leases totalling 5,800 square feet (7% of the property) are scheduled to expire during 1995. The Partnership is discussing renewal terms with the current tenants, but it is not certain whether they will renew.

At the shopping center in Roswell, occupancy decreased from 99% at December 31, 1994 to 98% at March 31, 1995 as one tenant who occupied 1,950 square feet (0.6% of the property) vacated at the expiration of their lease. Another tenant renewed its lease which covers 1,190 square feet (0.4%) of the property for three years. Leases covering approximately 5,600 square feet (2% of the property) are scheduled to expire in 1995.

The Partnership's California warehouses in Azusa and Pomona remained 100% and 83% leased, respectively, at March 31, 1995. No leases are scheduled to expire during the remainder of 1995.

The Bolingbrook warehouse and the Lisle office building remain fully leased to Gillette and R. R. Donnelley, respectively. Neither lease is scheduled to expire in 1995.

The Partnership's residential properties remain approximately 98% occupied at March 31, 1995 as they were at the end of 1994. Rental rates are expected to rise slightly in 1995 in the residential markets in which the Partnership's apartments are located. Occupancy at these properties is not expected to change significantly during the remainder of 1995.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

          4.5 Flexible Premium Variable Life Contract, filed as Exhibit 1.A.(5) to Form S-6, Registration Statement No. 2-99260, filed July 29, 1985, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          PRUCO LIFE INSURANCE COMPANY
                                  in respect of
                              Pruco Life Variable
                          Contract Real Property Account
          ------------------------------------------------------------





Date:            May 12, 1995            By:  /s/ Esther H. Milnes
        ----------------------------         -------------------------------
                                             Esther H. Milnes
                                             President






Date:           May 12, 1995             By:  /s/ Stephen P. Tooley
        ----------------------------         -------------------------------

                                             Stephen P. Tooley
                                             Vice President, Comptroller and
                                             Chief Accounting Officer