Form 10-Q
period 1996-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1996-05-15
CIK 801348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

x    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file number 33-86780





                          PRUCO LIFE INSURANCE COMPANY

                                  in respect of



              PRUCO LIFE VARIABLE CONTRACT REAL  PROPERTY ACCOUNT
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Arizona                            22-1944557
- -------------------------------    ---------------------------------
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





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              YES  X   NO __

                  PRUCO LIFE VARIABLE  CONTRACT  REAL  PROPERTY  ACCOUNT
                                  (Registrant)


                                      INDEX

                                                                                                  PAGE
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


     A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

          Statements of Net Assets - March 31, 1996 (Unaudited) and December 31, 1995              3

          Statements of Operations (Unaudited) - Three Months Ended March 31, 1996
          and 1995                                                                                 3

          Statements of Changes in Net Assets - Three Months Ended March 31, 1996 (Unaudited)
          and Year Ended December 31, 1995                                                         4

          Notes to the Financial Statements (Unaudited)                                            5

     B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


          Statements of Assets and Liabilities - March 31, 1996 (Unaudited) and December 31, 1995  7

          Statements of Operations (Unaudited) - Three Months Ended March 31, 1996
          and 1995                                                                                 8

          Statements of Changes in Net Assets - Three Months Ended March 31, 1996 (Unaudited)
          and Year Ended December 31, 1995                                                         9

          Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 1996 and 1995       10

          Schedule of Investments - March 31, 1996 (Unaudited) and December 31, 1995              11

          Notes to the Financial Statements (Unaudited)                                           14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    18

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings                                                                  23

Item 2.        Changes in Securities                                                              23

Item 3.        Defaults Upon Senior Securities                                                    23

Item 4.        Submission of Matters to a Vote of Security Holders                                23

Item 5.        Other Information                                                                  23

Item 6.        Exhibits and Reports on Form 8-K                                                   23

PART III - SIGNATURES                                                                             24

                                      2

                          FINANCIAL STATEMENTS OF
           PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT


                        STATEMENTS OF NET ASSETS

                                                           MARCH 31, 1996
                                                             (UNAUDITED)      DECEMBER 31, 1995
                                                           --------------     -----------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership                                $   94,729,322     $    96,064,928
                                                           --------------     -----------------
                                                           --------------     -----------------
NET ASSETS,  representing:
Equity of Contract Owners                                  $   87,913,183     $    88,198,777
Equity of Pruco Life Insurance Company                          6,816,139           7,866,151
                                                           --------------     -----------------
                                                           $   94,729,322     $    96,064,928
                                                           --------------     -----------------
                                                           --------------     -----------------

                        STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                                              THREE MONTHS       THREE MONTHS
                                                                   ENDED            ENDED
                                                             MARCH 31, 1996     MARCH 31, 1995
                                                            ---------------     ---------------
INVESTMENT INCOME:


Net Investment Income from Partnership Operations             $   1,999,382      $    1,721,481

EXPENSES:
Asset Based Charges to Contract Owners (Note 3)                     139,082             138,985
                                                            ---------------     ---------------

NET INVESTMENT INCOME                                             1,860,300           1,582,496
                                                            ---------------     ---------------

NET UNREALIZED LOSS
ON INVESTMENTS IN PARTNERSHIP                                      (334,988)           (872,941)
                                                            ---------------     ---------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                    $    1,525,312      $      709,555
                                                            ---------------     ---------------
                                                            ---------------     ---------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                      FINANCIAL STATEMENTS OF
          PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT


                STATEMENTS OF CHANGES IN NET ASSETS

                                                  THREE MONTHS
                                                     ENDED
                                                 MARCH 31, 1996          YEAR ENDED
                                                   (UNAUDITED)        DECEMBER 31, 1995
                                                 --------------       -----------------
OPERATIONS:

Net Investment Income                             $   1,860,300          $    6,931,412

Net Unrealized Gain/(Loss)
 on Investments in Partnership                         (334,988)                320,146
                                                 --------------       -----------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                             1,525,312               7,251,558
                                                 --------------       -----------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners                   (1,674,147)             (5,278,643)

Net Contributions/(Withdrawals) by Pruco Life
 Insurance Company                                   (1,186,771)              2,840,074
                                                 --------------       -----------------

NET DECREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                  (2,860,918)             (2,438,569)
                                                 --------------       -----------------

TOTAL INCREASE/(DECREASE) IN NET ASSETS           $  (1,335,606)         $    4,812,989

NET ASSETS:
Beginning of period                               $  96,064,928          $   91,251,939
                                                 --------------       -----------------
End of period                                     $  94,729,322          $   96,064,928
                                                 --------------       -----------------
                                                 --------------       -----------------


             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 5 THROUGH 6.

                      NOTES TO THE FINANCIAL STATEMENTS OF
              PRUCO LIFE VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                                 MARCH 31, 1996
                                   (UNAUDITED)


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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   BASIS OF ACCOUNTING

     The financial statements are prepared on a current value basis due to the fact that the unit values under Contracts participating in the Partnership are determined using the current value basis of investments (see General Note to the Partnership financials). These unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal recurring nature.

     B.   INVESTMENT IN PARTNERSHIP INTEREST

     The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's current value, as discussed in
     Note 1 to the Partnership's financial statements. At March 31, 1996 the Real Property Account's interest in the Partnership, based on current value equity was 49.9% or 5,909,534 shares.

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

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                    STATEMENTS OF ASSETS AND LIABILITIES

                                                         MARCH 31, 1996
                                                           (UNAUDITED)      DECEMBER 31, 1995
                                                         --------------     -----------------
ASSETS:

Properties at estimated market value
  (cost $192,129,776 and $191,981,608
   respectively) (Note 1)                                $  164,144,560     $    164,695,033
Interest in properties at estimated market  value
  (cost $6,133,157 and $6,133,157
   respectively) (Note 1)                                     5,850,000             5,800,000
Cash and cash equivalents                                    13,852,454            14,223,265
Marketable securities                                        10,922,485            10,532,155
Other assets and accounts receivable
  (net of allowance for uncollectible
   amounts of $16,589 and $18,896 respectively)               2,072,037             1,743,305
                                                         --------------     -----------------

Total Assets                                             $  196,841,536     $     196,993,758
                                                         --------------     -----------------
                                                         --------------     -----------------

LIABILITIES:

Obligation under capital lease                           $    3,633,479     $       3,882,421
Accounts payable and accrued expenses                         2,003,642             2,142,614
Due to affiliates (Note 2)                                      639,124               682,795
Other liabilities                                               638,440               664,069
                                                         --------------     -----------------

Total liabilities                                             6,914,685             7,371,899
                                                         --------------     -----------------

Partners' Equity                                            189,926,851           189,621,859
                                                         --------------     -----------------

Total Liabilities and Partner's Equity                   $  196,841,536     $     196,993,758
                                                         --------------     -----------------
                                                         --------------     -----------------

Number of shares outstanding at end of period                11,848,275            12,036,684
                                                         --------------     -----------------
                                                         --------------     -----------------

Share Value at end of period                                     $16.03                $15.75
                                                                 ------                ------
                                                                 ------                ------

            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

        THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


                           STATEMENTS OF OPERATIONS
                                (Unaudited)



                                              THREE MONTHS        THREE MONTHS
                                                 ENDED               ENDED
                                             MARCH 31, 1996      MARCH 31, 1995
                                             --------------      --------------
INVESTMENT INCOME:

Rent from properties                         $    5,920,596      $    4,472,397
Income from interest in properties                  164,145             149,408
Interest from short-term investments                431,857             765,330
                                             --------------      --------------
                                                  6,516,598           5,387,135
                                             --------------      --------------

EXPENSES:

Investment management fee (Note 2)                  608,075             569,088
Real estate tax expense                             656,600             609,624
Administrative expenses                             476,840             392,120
Operating expenses                                  683,285             357,501
Interest expense                                    138,165             115,144
                                             --------------      --------------
                                                  2,562,965           2,043,477
                                             --------------      --------------

NET INVESTMENT INCOME                             3,953,633           3,343,658
                                             --------------      --------------

NET UNREALIZED LOSS ON INVESTMENTS                 (648,641)         (1,695,529)
                                             --------------      --------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                    $    3,304,992      $    1,648,129
                                             --------------      --------------
                                             --------------      --------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                     STATEMENTS OF CHANGES IN NET ASSETS

                                             THREE MONTHS
                                                ENDED
                                             MARCH 31, 1996      YEAR ENDED
                                              (UNAUDITED)     DECEMBER 31, 1995
                                             --------------   -----------------
OPERATIONS:

Net Investment Income                        $    3,953,633      $   14,720,271
Net Realized and Unrealized
  Gain/(Loss) on Investments                       (648,641)            661,623
                                             --------------   -----------------

NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                         3,304,992          15,381,894
                                             --------------   -----------------

CAPITAL TRANSACTIONS:

Withdrawals by partners
  (188,409 and 204,350,
    shares respectively)                         (3,000,000)         (3,000,000)
                                             --------------   -----------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                        (3,000,000)         (3,000,000)
                                             --------------   -----------------

TOTAL INCREASE IN NET ASSETS                        304,992          12,381,894

NET ASSETS:

  Beginning of period                           189,621,859         177,239,965
                                             --------------   -----------------
  End of period                              $  189,926,851   $     189,621,859
                                             --------------   -----------------
                                             --------------   -----------------

          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               THREE MONTHS         THREE MONTHS
                                                                   ENDED               ENDED
                                                              MARCH 31, 1996      MARCH 31, 1995
                                                              --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net increase in net assets resulting from operations          $    3,304,992      $    1,648,129
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash from
   operating activities:
      Net unrealized loss on investments                             648,641           1,695,529
      Changes in assets and liabilities:
         (Increase)/Decrease in other assets
            and accounts receivable                                 (328,732)            289,431
         (Increase)/Decrease in marketable securities               (390,330)          2,400,226
         Decrease in obligation under capital lease                 (248,942)           (173,011)
         (Decrease)/Increase in accounts payable
            and accrued expenses                                    (138,972)            100,088
         (Decrease)/Increase in due to affiliates                    (43,671)              4,523
         Decrease in other liabilities                               (25,629)           (121,393)
                                                              --------------      --------------

Net cash from  operating activities                                2,777,357           5,843,522
                                                              --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital improvements on real estate owned                         (148,168)           (129,388)
  Capital improvements on interest in properties                           0             (11,941)
                                                              --------------      --------------

  Net cash from investing activities                                (148,168)           (141,329)
                                                              --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES:


Withdrawals                                                       (3,000,000)                  0
                                                              --------------      --------------

Net  (decrease)/increase in cash and cash equivalents               (370,811)          5,702,193

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   14,223,265          33,093,237
                                                              --------------      --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   13,852,454      $   38,795,430
                                                              --------------      --------------
                                                              --------------      --------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                               $      376,450      $      376,450
                                                              --------------      --------------
                                                              --------------      --------------

          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP


                           SCHEDULE OF INVESTMENTS


                                          MARCH 31, 1996
                                           (UNAUDITED)                        DECEMBER 31, 1995
- -------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)
                                                                        86.4%                           86.9%
                                                                    ESTIMATED                       ESTIMATED
                                                                       MARKET                          MARKET
LOCATION                 DESCRIPTION                     COST           VALUE            COST           VALUE
- -------------------------------------------------------------------------------------------------------------
Azusa, CA                Warehouse             $   18,622,709   $  15,160,187   $  18,546,247    $  5,083,725
Lisle, IL                Office Building           17,524,421      11,600,000      17,524,421      11,600,000
Atlanta, GA              Garden Apartments         15,407,757      12,816,211      15,371,495      12,600,000
Pomona, CA (a)           Warehouse                 23,205,172      16,126,000      23,205,172      17,127,292
Roswell, GA              Retail Shopping Center    31,683,240      30,994,334      31,688,912      32,055,216
Morristown, NJ           Office Building           18,651,095      10,106,287      18,664,969       9,572,688
Bolingbrook, IL          Warehouse                  8,948,028       7,400,000       8,948,028       7,400,000
Farmington Hills, MI     Garden Apartments         13,594,950      14,800,000      13,594,950      14,200,000
Flint, MI                Office Building            7,671,280       6,354,438       7,616,842       6,539,368
Raleigh, NC              Garden Apartments         15,758,699      17,200,000      15,758,699      17,200,000
Nashville, TN            Office Building            8,428,652       8,683,523       8,431,680       8,686,551
Oakbrook Terrace, IL     Office Complex            12,633,773      12,903,580      12,630,193      12,630,193
                                                -------------    ------------    ------------    ------------
                                                $ 192,129,776    $164,144,560    $191,981,608    $164,695,033
                                                -------------    ------------    ------------    ------------
                                                -------------    ------------    ------------    ------------

(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.


INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)

                                                                              3.1%                            3.1%
                                                                         ESTIMATED                       ESTIMATED
                                                                            MARKET                          MARKET
LOCATION                 DESCRIPTION                          COST           VALUE            COST           Value
- ------------------------------------------------------------------------------------------------------------------
Jacksonville, FL         Warehouse/Distribution          1,317,453       1,250,000       1,317,453       1,225,000
Jacksonville, FL         Warehouse/Distribution          1,002,448       1,000,000       1,002,448         975,000
Jacksonville, FL         Warehouse/Distribution          1,442,894       1,300,000       1,442,894       1,300,000
Jacksonville, FL         Warehouse/Distribution          2,370,362       2,300,000       2,370,362       2,300,000
                                                    --------------   -------------   -------------    ------------
                                                    $    6,133,157   $   5,850,000   $   6,133,157    $  5,800,000
                                                    --------------   -------------   -------------    ------------
                                                    --------------   -------------   -------------    ------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)
(SEE PAGES 12 AND 13 FOR DETAIL)

                                                                         7.3%                            7.5%
                                                                    ESTIMATED                       ESTIMATED
                                                         FACE          MARKET            FACE          MARKET
DESCRIPTION                                            AMOUNT           VALUE          AMOUNT           VALUE
- -------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                        $ 13,919,728   $  13,852,454    $ 14,282,697    $ 14,223,265
                                                 ------------   -------------    ------------    ------------
                                                 ------------   -------------    ------------    ------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)
(see pages 12 and 13 for detail)


                                                                         5.8%                            5.6%
                                                                    ESTIMATED                       ESTIMATED
                                                         FACE          MARKET            FACE          MARKET
DESCRIPTION                                            AMOUNT           VALUE          AMOUNT           VALUE
- -------------------------------------------------------------------------------------------------------------
Marketable Securities                            $ 10,900,000   $  10,922,485    $ 10,480,000    $ 10,532,155
                                                 ------------   -------------    ------------    ------------
                                                 ------------   -------------    ------------    ------------

OTHER ASSETS                                                            (2.6%)                          (3.1%)
(net of liabilities)                                            $  (4,842,648)                   $ (5,628,594)
                                                                -------------                    ------------

TOTAL NET ASSETS                                                $ 189,926,851                    $189,621,859
                                                                -------------                    ------------
                                                                -------------                    ------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                        SCHEDULE OF INVESTMENTS


                                                                          MARCH 31, 1996
                                                                           (UNAUDITED)
                                                                ------------------------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)
                                                                                                7.3%
                                                                                           ESTIMATED
                                                                           FACE               MARKET
DESCRIPTION                                                              AMOUNT                VALUE
- ----------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Engelhard Corp., 5.55%, April 1, 1996                           $     1,008,000     $      1,008,000
Lehman Brothers Inc., 5.60%, April 1, 1996                              601,000              599,972
Household International, inc., 5.24%, April 2, 1996                   1,200,000            1,193,887
Morgan Stanley Group Inc., 5.60%, April 3, 1996                       1,100,000            1,100,000
Nynex Corporation, 5.30%, April 8, 1996                               1,200,000            1,192,050
Aristar Inc., 5.30%, April 22, 1996                                   1,223,000            1,213,277
Duracell Inc., 5.37%, April 25, 1996                                  1,260,000            1,253,234
Finova Capital Corp, 5.25%, April 26, 1996                            1,225,000            1,213,745
Whirlpool Financial Corp, 5.20%, April 26, 1996                         490,000              484,479
Countrywide Funding Corp, 5.39%, May 3, 1996                            156,000              154,972
Countrywide Funding Corp, 5.47%, May 8, 1996                          1,000,000              993,770
First Data Corp, 5.42%, May 8, 1996                                   1,200,000            1,192,231
Whirlpool Financial Corp, 5.43%, May 10, 1996                           600,000              596,109
                                                                ---------------     ----------------
Total Commercial Paper                                               12,263,000           12,195,726

Total Cash                                                            1,656,728            1,656,728
                                                                ---------------     ----------------

Total Cash and Cash Equivalents                                 $    13,919,728     $     13,852,454
                                                                ---------------     ----------------
                                                                ---------------     ----------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)

                                                                                                5.8%
                                                                                           ESTIMATED
                                                                           FACE               MARKET
DESCRIPTION                                                              AMOUNT                VALUE
- ----------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Household Finance Corp, 5.75%, April 19, 1996                   $     2,000,000     $      1,996,520
Ford Motor Credit Corp, 5.80%, April 22, 1996                           500,000              500,658
Society National bank Cleveland, 6.00%, April 25, 1996                  150,000              149,295
International Lease Finance Corp, 5.00%, May 28, 1996                 1,000,000              992,120
Transamerica Financial Corp, 8.55%, June 15, 1996                       400,000              409,284
John Deere Capital Corp, 5.77%, July 22, 1996                         1,000,000            1,002,267
Sears Roebuck Acceptance Corp, 8.55%, August 1, 1996                  1,000,000            1,018,910
Key Bank of New York, N.A., 5.33%, September 6, 1996                  1,000,000              999,210
Bank One Columbus, 5.34%, September 12, 1996                          1,000,000              999,297
Associates Corp of North Am, 4.48%, October 15, 1996                    350,000              345,860
Caterpillar Financial Services, 5.47%, November 29, 1996              1,200,000            1,203,019
Sears Roebuck Acceptance Corp, 7.48%, February 19, 1997                 100,000              104,701
General Motors Acceptance Corp, 7.48%, March 18, 1997                 1,200,000            1,201,344

Total Commercial Paper                                          $    10,900,000     $     10,922,485
                                                                ---------------     ----------------
                                                                ---------------     ----------------

             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

          THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SCHEDULE OF INVESTMENTS

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)
                                                                       DECEMBER 31, 1995
                                                                ------------------------------------
                                                                                                7.5%
                                                                                           ESTIMATED
                                                                           FACE               MARKET
DESCRIPTION                                                              AMOUNT                VALUE
- ----------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Morgan Stanley Group, Inc., 6.10%, January 2, 1996              $     1,146,000     $      1,146,000
Engelhard Corp., 6.25%, January 3, 1996                               1,038,000            1,038,000
Finova Capital Corp., 5.95%, January 4, 1996                            800,000              792,198
Philip Morris Companies Inc., 5.80%, January 5, 1996                    505,000              504,430
Gannett Co. Inc., 5.85%, January 9, 1996                              1,700,000            1,696,409
Hanson Finance, 5.80%, January 12, 1996                                 354,000              352,175

Riverwoods Funding Corp., 5.78%, January 12, 1996                     1,189,000            1,183,273
Finova Capital Corp., 5.97%, January 16, 1996                           780,000              771,980
Smith Barney Inc., 5.79%, January 18, 1996                            1,628,000            1,618,836
Fleet Financial Group, 5.75%, January 30, 1996                        1,700,000            1,689,139
Countrywide Funding Corp., 5.82%, February 14, 1996                   1,500,000            1,488,128
                                                                ---------------     ----------------

Total Commercial Paper                                               12,340,000           12,280,568

Total Cash                                                            1,942,697            1,942,697
                                                                ---------------     ----------------

Total Cash and Cash Equivalents                                 $    14,282,697     $     14,223,265
                                                                ---------------     ----------------
                                                                ---------------     ----------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)


                                                                                                5.6%
                                                                                           ESTIMATED
                                                                           FACE               MARKET
DESCRIPTION                                                              AMOUNT                VALUE
- ----------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Associates Corp. of North America, 8.75%, February 1, 1996      $       410,000     $        416,810
General Motors Acceptance Corp., 8.75%, February 1, 1996                650,000              658,860
General Motors Acceptance Corp., 8.95%, February 5, 1996                350,000              356,370
General Motors Acceptance Corp., 4.75%, February 14, 1996               430,000              426,212
General Motors Acceptance Corp., 6.01%, February 22, 1996               240,000              240,057
Household Finance Corp., 5.75%, April 19, 1996                        2,000,000            1,996,520
Ford Motor Credit Corp., 6.24%, April 22, 1996                          500,000              500,658
Society National Bank Cleveland, 6.00%, April 25, 1996                  150,000              149,295
International Lease Finance Corp., 5.00%, May 28, 1996                1,000,000              992,120
Transamerica Financial Corp., 8.55%, June 15, 1996                      400,000              409,284
John Deere Capital Corp., 6.16%, July 22, 1996                        1,000,000            1,002,267
Sears Roebuck Acceptance Corp., 8.55%, August 1, 1996                 1,000,000            1,039,335
Key Bank of New York, N.A., 5.43%, September 6, 1996                  1,000,000              999,210
Bank One Columbus, 5.56%, September 12, 1996                          1,000,000              999,297
Associates Corp. of North America, 4.48%, October 15, 1996              350,000              345,860
                                                                ---------------     ----------------

Total Commercial Paper                                          $    10,480,000     $     10,532,155
                                                                ---------------     ----------------
                                                                ---------------     ----------------


          SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 17.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  MARCH 31, 1996
                                   (UNAUDITED)

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

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A: General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1995 Annual Report on Form 10-K.

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

          The Chief Appraiser of the Prudential Comptroller's Department Valuation Unit is responsible to assure that the valuation process provides independent and accurate current value estimates. In the interest of maintaining and monitoring the independence and the accuracy of the appraisal process, the Comptroller of The Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; develops a standard package of information to be supplied to the appraisers; reviews and provides comments on all external appraisals and a sample of internal appraisals; assists in developing policy and procedures and assists in the evaluation of the performance and competency of external appraisers. The property valuations are reviewed quarterly by The Prudential Comptroller's Department Valuation Unit and the Chief Appraiser and adjusted if there have been any significant changes related to the property since the most recent independent appraisal.

          The purpose of an appraisal is to estimate the market value of a property as of a specific date. Estimated market value has been defined as the most probable price for which the appraised property will sell in a competitive market under all conditions requisite to fair sale, with the buyer and seller each acting prudently, knowledgeably, and for self interest, and assuming that neither is under undue duress. This estimate of current value generally is a correlation of three approaches, all of which require the exercise of subjective judgement. The three approaches are: (1) current cost of reproducing a property less deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single-year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one most appropriate for the type of property in the market.

     C: Revenue Recognition - Rent from properties consists of all amounts earned under tenant operating leases including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Revenue from leases which provide for scheduled rent increases is recognized as billed.

     D: Cash Equivalents - The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at estimated market value.

     E: Marketable Securities - Marketable securities are highly liquid investments with maturities of more than three months when purchased and are carried at estimated market value.

     F: Federal Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.



NOTE 2:   TRANSACTIONS WITH AFFILIATES

Pursuant to an investment management agreement, The Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 1996 and 1995 management fees incurred by the Partnership were $608,075 and $569,088, respectively.

The Partnership also reimburses The Prudential for certain administrative services rendered by The Prudential. The amounts incurred for the three months ended March 31, 1996 and 1995 were $32,912 and $32,255 respectively and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by The Prudential and one of its subsidiaries.
The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of The Prudential to provide property management services at the Unit warehouses. The property management fees earned by PREMISYS for the three months ended March 31, 1996 and 1995 were $5,974 and $4,689 respectively.

NOTE 3:   COMMITMENT FROM PARTNER

On January 9, 1990, The Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of March 31, 1996 is approximately $ 51.6 million.


NOTE 4: EVENT SUBSEQUENT TO MARCH 31, 1996

On April 12, 1996, the Partnership sold its Azusa, California warehouse facility. The proceeds, net of related costs, amounted to approximately $14,640,000, resulting in a realized loss of approximately $421,000.

NOTE 6: PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)

                                            01/01/96  01/01/95  01/01/94  01/01/93  01/01/92  01/01/91  01/01/90
                                               TO        TO        TO        TO        TO        TO        TO
                                            03/31/96  12/31/95  12/31/94  12/31/93  12/31/92  12/31/91  12/31/90
                                            --------  --------  --------  --------  --------  --------  --------
Rent from properties                        $ 0.4938  $ 1.6387  $ 1.2754  $ 1.1659  $ 1.0727  $ 0.9899  $ 0.9479
Income from interest in properties          $ 0.0137  $ 0.0527  $ 0.1838  $ 0.2139  $ 0.1970  $ 0.1791  $ 0.1533
Interest on mortgage loans                  $ 0.0000  $ 0.0000  $ 0.0082  $ 0.0755  $ 0.0711  $ 0.0663  $ 0.0654
Interest from short-term investments        $ 0.0360  $ 0.2199  $ 0.1226  $ 0.0549  $ 0.0653  $ 0.1151  $ 0.1202
                                            --------  --------  --------  --------  --------  --------  --------

INVESTMENT INCOME                           $ 0.5435  $ 1.9113  $ 1.5900  $ 1.5102  $ 1.4061  $ 1.3504  $ 1.2868
                                            --------  --------  --------  --------  --------  --------  --------

Investment management fee                   $ 0.0507  $ 0.1936  $ 0.1786  $ 0.1673  $ 0.1642  $ 0.1669  $ 0.1591
Real estate tax expense                     $ 0.0548  $ 0.1602  $ 0.1399  $ 0.1465  $ 0.1488  $ 0.1168  $ 0.1010
Administrative expenses                     $ 0.0398  $ 0.1484  $ 0.1103  $ 0.1187  $ 0.1046  $ 0.0946  $ 0.0910
Operating expenses                          $ 0.0570  $ 0.1546  $ 0.1332  $ 0.1209  $ 0.1241  $ 0.0948  $ 0.0776
Interest expense                            $ 0.0115  $ 0.0381  $ 0.0255  $ 0.0236  $ 0.0215  $ 0.0193  $ 0.0186
                                            --------  --------  --------  --------  --------  --------  --------
EXPENSES                                    $ 0.2138  $ 0.6949  $ 0.5875  $ 0.5770  $ 0.5632  $ 0.4924  $ 0.4473
                                            --------  --------  --------  --------  --------  --------  --------

NET INVESTMENT INCOME                       $ 0.3298  $ 1.2164  $ 1.0025  $ 0.9332  $ 0.8429  $ 0.8580  $ 0.8395
                                            --------  --------  --------  --------  --------  --------  --------

Net realized loss on investments sold       $ 0.0000  $ 0.0000  $(0.0966) $(0.1816) $ 0.0000  $ 0.0000  $ 0.0000
Net unrealized gain/(loss) on investments   ($0.0535) $ 0.0581  $ 0.2169  $ 0.0152  $(1.1359) $(0.7770) $(0.1543)
                                            --------  --------  --------  --------  --------  --------  --------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                  ($0.0535) $ 0.0581  $ 0.1203  $(0.1664) $(1.1359) $(0.7770) $(0.1543)
                                            --------  --------  --------  --------  --------  --------  --------

Net increase/(decrease) in share value      $ 0.2762  $ 1.2745  $ 1.1228  $ 0.7668  $(0.2930) $ 0.0810  $ 0.6852

Share Value at beginning of period          $15.7537  $14.4792  $13.3564  $12.5896  $12.8826  $12.8016  $12.1164
                                            --------  --------  --------  --------  --------  --------  --------
Share Value at end of period                $16.0299  $15.7537  $14.4792  $13.3564  $12.5896  $12.8826  $12.8016
                                            --------  --------  --------  --------  --------  --------  --------

Ratio of expenses to average net assets        1.35%     4.62%     4.27%     4.44%     4.47%     3.81%     3.58%

Ratio of net investment income to
 average net assets                            2.08%     8.08%     7.29%     7.17%     6.69%     6.63%     6.72%

Number of shares outstanding at
 end of period (000's)                        11,848    12,037    12,241    13,031    14,189    14,993    16,175

All calculations are based on average month-end shares outstanding where applicable.
Per share information presented herein is shown on a basis consistent with the financial statements as discussed in Note 1G.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of The Prudential Variable Contract Real Property Account (the "Real Property Account") are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey.

(A) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totalled $24,774,939. This is an increase of $19,519 from liquid assets at December 31, 1995, of $24,755,420. The increase is due to cash received from the operations of the Partnership's properties and interest income received from short-term investments offset by withdrawals by the partners of $3,000,000.

The Partnership had established a $10 million annually renewable line of credit with First Fidelity Bank, N.A. to be drawn upon as needed for potential liquidity needs. The line of credit had never been drawn upon. Management did not anticipate any future needs for this credit facility and decided to terminate the line of credit as of October 31, 1995. The Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to The Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $51.6 million as of March 31, 1996.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At March 31, 1996, 12.6% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. The partners withdrew $3 million in March, 1996. Additional withdrawals may be made during the remainder of 1996 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At March 31, 1996, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations and proceeds from the sale of properties will satisfy the Partnership's needs over the next nine months and the foreseeable future.

On April 12, 1996, the Partnership sold the Azusa, CA warehouse. Actual cash received from the sale was approximately $14,525,000. These funds will be retained by the Partnership and may be used to acquire additional properties.

During the quarter ended March 31, 1996, the Partnership expended approximately $148,000 in capital expenditures. Approximately $131,000 were for tenant alterations and leasing commissions. The most significant of these was approximately $77,000 at the warehouse facility located in the Azusa, CA building relating to the lease signed by Best Buy . Approximately $53,400 was expended at the office park in Flint, MI. These costs were attributable to the tenant improvements being performed for the Olsten Kimberly suites. Of the remaining $17,000 in capital expenditures, approximately $21,000 was for access gates at the Atlanta, GA apartments. These amounts were offset by reductions in the leasing commissions that were charged to the partnership in the fourth quarter of 1995 at the Morristown, N.J. and Roswell, GA properties.

Projected capital expenditures for the remainder of the 1996 total approximately $1,532,000. Approximately $1,244,000 consists of tenant alterations and leasing commissions. Approximately $352,000 is budgeted for the Morristown Office Center. The property projects payments of almost $120,000 for costs associated with the

Spectrum Financial expansion and the budget also includes leasing the remaining vacancies at the property. At the Lisle, IL office building, the Partnership projects leasing commissions of $324,000 resulting from efforts to renew the tenant prior to the November, 1997 expiration of its lease. In addition, tenant improvements and leasing commissions are expected to be about $162,000 at the Pomona, CA warehouse, $207,000 at the Roswell shopping center, 86,000 at the Flint, MI office park, $47,000 at the Nashville, TN property and about $66,000 at the Unit Distribution warehouses.

Other major capital expenditures planned for the remainder of 1996 include $90,000 for separating the irrigation meters at the Pomona, CA warehouse, $35,000 for recaulking of the exterior windows at the Morristown property, $27,000 for a landscaping upgrade, new signage and carport roof replacement at Farmington Hills, MI and $38,000 to replace exterior entrance doors and landscaping upgrades at the Flint property. Also $27,000 is expected to be expended to complete the fencing, entrance gates and upgrades to the exercise room at the Atlanta, GA apartments. Approximately $70,000 was budgeted for smaller projects among the various properties.


(B) RESULTS OF OPERATIONS

The following is a brief discussion of a comparison of the results of operations for the three months ended March 31, 1996 and 1995.

The Partnership's net investment income for the first three months of 1996 was $3,953,633, an increase of $609,975 (18.2%) from $3,343,658 for the corresponding period of 1995. This was largely due to income from three acquisitions that were made in 1995 (approximately $892,000), increased income from ongoing property operations (approximately $107,300) and a decrease in administrative expense (about $6,000) offset by a decrease in interest income from short-term investments (approximately $333,500), higher interest expense (approximately $23,000), higher investment management fees (approximately $39,000).

Income from property operations, including income from investment in properties was $4,318,734 for the first three months of 1996. This was an increase of $999,309 (30.1%) from $3,319,425 for the same period of 1995. This was primarily the result of the properties acquired as noted above. Excluding the results of the acquired properties, income from property operations increased ($107,300 or 3.2%). Revenue at the properties held for the comparable period increased by $33,000. The gain in revenue was increased by lower real estate taxes (about $97,800) and lower administrative expenses (approximately $16,300). These gains were offset by higher general operation expenses ( approximately $55,500).


Income from interest in properties relates to the Partnership's 50% co-investment in the Unit warehouses. Income from interest in properties increased by $14,737 (9.9%) from $149,408 for the first quarter of 1995 to $164,145 for the first quarter of 1996.

Rent from properties increased by $1,448,199 (32.4%) from $4,472,397 for the first quarter of 1995 to $5,920,596 for the corresponding period of 1996. This was primarily the result of the acquisition, of the Raleigh,NC, ($557,390) Nashville TN, ($371,066) and Oakbrook, IL ($486,861) properties.

Real estate taxes for the first three months of 1996 increased $46,976 (7.7%), to $656,600 from $609,624 for the first three months of 1995. Almost $146,000 was due to the inclusion of the recent acquisitions. The Flint property taxes includes approximately $101,000 of 1994 taxes which were paid in 1995. This caused a decline of approximately $93,000 that offsets the taxes for the newer properties. Real estate taxes were virtually unchanged at the other properties.

Property operating expenses for the first quarter of 1996 was $683,285, an increase of $325,784 (91.1%) from $357,501 for the corresponding period of last year. Excluding the newly acquired properties, operating expenses increased $55,500 or 15.5%. The severe winter in the northeast caused the Morristown property to experience higher utility and snow removal costs which accounted for approximately $56,000 of the increase. Operating costs were slightly higher at the Atlanta apartments and the Azusa, CA warehouse. These increases were offset by lower expenses at the Flint, Pomona and Roswell properties.

Administrative expenses on the statement of operations includes both property and Partnership administrative expenses. Property administrative expenses totalled $426,074 for the three months ended March 31, 1996. This is an increase of $90,819 (27.1%) from $335,255 for the same period last year. This was primarily the result of the inclusion of the aforementioned acquisitions ($107,143). Excluding these properties, administrative expenses decreased $16,323 (4.9%). Advertising and marketing was lower at the Atlanta apartments $16,500, and Farmington Hills, MI apartments $14,200 and there were lower professional fees at the Flint property $10,400. This was offset by an increase
in professional fees at the Pomona warehouse $22,500.    Partnership
administrative expenses for the first three months of 1996 decreased by $6,100 (10.7%) to $50,766 from $56,866 for the first three months of 1995. This was primarily due to the termination of the line of credit facility.

Interest expense relates to the capitalized ground leased at the Pomona warehouse. Interest expense increased by $23,021 (20.0%) to $138,165 for the first three months of 1996 from $115,144 for the corresponding period of 1995. This was due to a scheduled increase in the lease payment, effective in November 1995. The Partnership has the option to purchase the land for $4,000,000 from November 1994 to November 1997. Management is continuing to evaluate the relevant factors during the option period and intends to exercise this option prior to its expiration in November, 1997.

Investment management fee expense increased by $38,987 (6.9%) for the first three months of 1996 to $608,075 from $569,088 for the first three months of 1995. The fee is computed as 1.25% of gross assets. During the first three months of 1996, gross assets were slightly higher than in 1995.

Interest income from short-term investments decreased by $333,473 (43.6%) to $431,857 for the first quarter of 1996 from $765,330 for the first quarter of 1995. This is primarily due to significantly lower cash balances as a result of the property acquisitions and withdrawals made by the partners in the preceding twelve months.


ESTIMATED MARKET VALUES OF INVESTED ASSETS: QUARTER ENDED MARCH 31, 1996

During the three months ended March 31, 1996, the Partnership experienced an unrealized loss of $648,641 on its real estate investments. This was the result of decreases in the estimated market values of the warehouse and retail properties totalling $2,006,502 which were partially offset by increases in the values of the office properties and apartments of $577,912 and $779,949, respectively.


During the first quarter, the Pomona warehouse decreased in value by $1,001,292 (5.8% of its December 31, 1995 value). The decline in value reflects a vacancy of 33,300 square feet (6%) of the property. Inter-City Products, whose lease expired in January vacated their space. The space is currently being marketed to a prospective tenant. Also, Structural Composite's lease expires in November, 1996 and the there is some uncertainty at this time as to whether they will renew. Estimated market values at the Azusa and Bolingbrook warehouses remained stable during the first quarter of 1996.

The Partnership's retail property in Roswell experienced an unrealized loss of $1,055,210 during the first quarter (3.3% of its December 31, 1995 value). The decrease reflects the potential impact of a shopping center which was constructed nearby and another center which is under construction.

The Partnership's apartment properties experienced an unrealized gain totalling $779,949 during the first quarter of 1996. The Farmington Hills apartments had gains of $600,000 (4.2% of its December 31, 1995 value) and Atlanta $179,949 (1.4% of its December 31, 1995 value). These gains are due to increases in the rental rate assumptions for these properties and the continued strong demand for rentals in their markets. The Raleigh property was unchanged during the period.

The office center properties showed a net increase in unrealized appreciation for the first quarter of 1996. This was due to increases at the Morristown property $547,473 (5.7% of its December 31, 1995 value) and at the Oakbrook, IL center $269,807 (2.1% of its December 31, 1996 value). These gains were offset by a decline in value at the Flint office park $239,368 (3.7% of its December 31, 1995 value). The Morristown increase reflects increased prospects for signing new leases which will improve the properties performance. The Oakbrook property is experiencing increasing rental rates in its market which is compounded by declining vacancy rates. The Flint office center negotiations ceased in the first quarter. The agreed upon price of the deal was $6,300,000 and the value was set at approximately that price. The Flint market continues to experience very soft leasing demand and consists mostly of existing tenants.


PROPERTY LEASING ACTIVITY

Occupancy among the Partnership's properties was generally stable during the first quarter of 1996 however, there was a slight decline at one of the warehouses.

Occupancy at the Pomona warehouse declined to 94% as a result of Inter-City Products lease covering 33,400 square feet (6 % of the property) expiring in January, 1996. Currently, efforts are being made to market this space to prospective tenants. Structural Composite's lease expires in November, 1996. They occupy 56,450 square feet (10.6%). The Partnership is uncertain at this time as to whether they will renew their lease. The Unit warehouses occupancy remained at 100% at March 31, 1996. However, there are two leases which expire in 1996. The Partnership is currently in negotiations with Angelo Brothers, Inc, whose lease expires in April, 1996. Their lease covers 84,000 square feet (17% of the four warehouses). The Partnership has reached a tentative agreement for a three year lease renewal. We expect the lease agreement to be finalized by the end of May. GATX's lease expires in expires in May, 1996. Presently, they occupy 114,240 square feet (23% of the four warehouses). The Partnership had expected them to vacate at the end of their term. However there are renewed negotiations concerning a new lease, during which time they may continue to occupy the space on a month to month basis. The warehouse in Bolingbrook continues to be fully occupied by Gillette under a lease expiring in 2000.

Occupancy at the office properties remained stable in the first quarter of 1996. The Flint property is currently 94% leased. The property had one lease expiration in February for 1,350 square feet. The tenant still occupies the space, but is expected to vacate shortly. There are six additional leases which are scheduled to expire in 1996 totalling 37,023 square feet (32.5% of the property). Two of these tenants are not expected to renew. McLaren Sports occupies 7,178 square feet and Spender and Robb P.C. 2,044 square feet . The property has instituted a tenant retention program and is making efforts to renew existing tenants and will market existing vacancies.

Occupancy at the Morristown office was intact at 94.8% on March 31, 1996. The Partnership is currently negotiating a ten year lease for 5,800 square feet (7% of the property) to a prospective tenant. Currently, Chase Home Mortgage and Owens-Illinois occupies that space on a month to month basis. There is one lease expiration in 1996. Mutual of Omaha's original lease expired on March 31, 1996. The tenant requested a six month extension through September, 1996. The Partnership is actively marketing the remaining vacancies. Occupancy at the Oakbrook and Nashville properties remained at 99%.

The office building in Lisle, Illinois continues to be fully leased to R.R. Donnelly under a lease expiring in September,1997. The lease contains two five-year renewal options. Discussions are being held with this tenant in an attempt to secure an early renewal. The tenant is also evaluating alternatives at other properties.

Occupancy at King's Market declined to 97.2% from 99% at December 31, 1995. Parties Galore vacated in December, 1995. They had occupied 6,100 square feet. Kids Mart vacated in January, 1996. They occupied 2,100 square feet. There are four leases that will expire in 1996 totalling 7,864 square feet (2.7% of the center). Two of these tenants occupying 2,882 square feet (1% of the property) are expected to renew. The Men's Wearhouse 3,982 square feet (2% of the center) is expected to vacate at the end of its lease in May,1996. Atlanta Kids 1,000 square feet (.3%) of the property is also expected to vacate. In addition, Hit
or Miss has been occupying 4,000 square feet   ( 1.3%) of the property on a
month to month basis. The Partnership expects them to vacate at the end of April, 1996. Tenant retention and new leasing plans are underway to maintain and improve the occupancy at the center.

Occupancy at the Partnership's apartments was generally strong during the first quarter of 1996. The Atlanta apartments increased to 99% at March 31, 1996 from 97% at December 31, 1996. The Farmington Hills and Raleigh apartments were 98% and 95% leased at March 31, 1996. This reflected no change from levels at December 31,1995. Market rental rates are expected to increase slightly in 1996 in the residential markets in which the Partnership's are located. Occupancy at the Atlanta and Farmington Hills properties are expected to be strong during the course of 1996. There is some uncertainty whether the Raleigh complex can sustain its current occupancy level.

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


                          PRUCO LIFE INSURANCE COMPANY
                                  in respect of
                              Pruco Life Variable
                          Contract Real Property Account
          ____________________________________________________________





Date:            May 8, 1996                    By: /s/ Esther H. Milnes
             -------------------                    ----------------------

                                                Esther H. Milnes
                                                President


Date:            May 8, 1996                    By: /s/ Steve Tooley
             -------------------                    ----------------------

                                                Steve Tooley
                                                Vice President, Comptroller and
                                                Chief Accounting Officer