Form 10-Q
period 1997-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1997-05-15
CIK 801348

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

 x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended March 31, 1997

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

                                        INDEX

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

    A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets - March 31, 1997 (Unaudited) and December 31, 1996                             3

                   Statements of Operations and Changes In Net Assets (Unaudited) -
                   Three Months Ended March 31, 1997 and 1996                                                    3

                   Notes to the Financial Statements (Unaudited)                                                 4

         B.        THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                   Statements of Assets and Liabilities - March 31, 1997 (Unaudited) and December 31, 1996       7

                   Statements of Operations (Unaudited) - Three Months Ended March 31, 1997 and 1996             8

                   Statements of Changes in Net Assets - Three Months Ended March 31, 1997 (Unaudited)
                   and Year Ended December 31, 1996                                                              9

                   Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 1997 and 1996            10

                   Schedule of Investments - March 31, 1997 (Unaudited) and December 31, 1996                   11

                   Notes to the Financial Statements (Unaudited)                                                14

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              18

    PART II - OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                              22

    Item 2.      Changes in Securities                                                                          22

    Item 3.      Defaults Upon Senior Securities                                                                22

    Item 4.      Submission of Matters to a Vote of Security Holders                                            22

    Item 5.      Other Information                                                                              22

    Item 6.      Exhibits and Reports on Form 8-K                                                               22



    PART III - SIGNATURES                                                                                       23


                               FINANCIAL STATEMENTS OF
                  PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                               STATEMENT OF NET ASSETS




                                                                         MARCH 31, 1997
                                                                           (UNAUDITED)          DECEMBER 31, 1996
                                                                       ------------------      -------------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)                                   $      100,523,790      $        98,385,259
                                                                       ------------------      -------------------

NET ASSETS,   representing:
Equity of Contract Owners                                              $       85,959,799      $        86,185,085
Equity of Pruco Life Insurance Company                                         14,563,991               12,200,174
                                                                       ------------------      -------------------
                                                                       $      100,523,790      $        98,385,259
                                                                       ------------------      -------------------
                                                                       ------------------      -------------------




                STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                          THREE MONTHS             THREE MONTHS
                                                                              ENDED                    ENDED
                                                                         MARCH 31, 1997           MARCH 31, 1996
                                                                       ------------------      -------------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                      $        1,932,025      $         1,999,382

EXPENSES:
Asset Based Charges to Contract Owners (Note 5)                                   133,588                  139,082
                                                                       ------------------      -------------------

NET INVESTMENT INCOME                                                           1,798,437                1,860,300
                                                                       ------------------      -------------------

Net Unrealized Gain/(Loss) on Investments in Partnership                          207,616                 (334,988)
Net Realized Loss on Sale of Investments in Partnership                            (1,110)                       0
                                                                       ------------------      -------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                   $        2,004,943      $         1,525,312
                                                                       ------------------      -------------------
                                                                       ------------------      -------------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 7)                                    (1,940,403)              (1,674,147)

Net Contributions/(Withdrawals) by Pruco Life Insurance Company                 2,073,991               (1,186,771)
                                                                       ------------------      -------------------

NET DECREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                               133,588               (2,860,918)
                                                                       ------------------      -------------------

TOTAL INCREASE/(DECREASE) IN NET ASSETS                                $        2,138,531      $        (1,335,606)


NET ASSETS:
Beginning of period                                                    $       98,385,259      $        96,064,928
                                                                       ------------------      -------------------
End of period                                                          $      100,523,790      $        94,729,322
                                                                       ------------------      -------------------
                                                                       ------------------      -------------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 THROUGH 6.

                        NOTES TO THE FINANCIAL STATEMENTS OF
                 PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                          FOR THE PERIOD ENDED MARCH 31, 1997
                                     (UNAUDITED)


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

B.  INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 1997, the Real Property Account's interest in the Partnership, based on market value equity was 49.9% or 5,909,534 shares.

C.  INCOME RECOGNITION

Net investment income, realized and unrealized gains and losses are recognized daily. Amounts are based upon the Real Property Account's proportionate interest in the Partnership.

D.  EQUITY OF PRUCO LIFE INSURANCE COMPANY

Pruco Life maintains a position in the Account representing anticipated property acquisition and capital expenditure funding needs. The position is also utilized for the purpose of administering activity in the Account. The activity includes unit transactions, Partnership share transactions, and expense processing. The position does not have an effect on the Contract owner's account or the related unit value.


NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of March 31, 1997, the investment in the Real Property Account of $100,523,790 was derived from the share value of $17.010465 and 5,909,534 shares outstanding. The related historical cost of the investment in the Real Property Account was $63,772,991.


NOTE 4:  CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity for the period ended March 31, 1997 were as follows:

                                 VAL            VLI           SPVA           SPVL           TOTAL
                                 ---            ---           ----           ----           -----
CONTRACT OWNER
UNITS OUTSTANDING:           46,468,917      2,906,617      1,109,910      3,506,681     53,992,191
UNIT VALUE:                    $1.59872       $1.64079       $1.49458       $1.49458            n/a
CONTRACT OWNER EQUITY:      $74,290,787     $4,769,148     $1,658,849     $5,241,015    $85,959,799


NOTE 5:  CHARGES AND EXPENSES

A.  MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance contract holders may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. As of March 31, 1997, the amount of these charges paid to Pruco Life Insurance Company of Arizona was $127,656.

B.  ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.35% for SPVA and SPVL. Administrative charges include costs associated with issuing the Contract, establishing and maintaining records, and providing reports to Contract owners. As of March 31, 1997, the amount of these charges paid to Pruco Life Insurance Company of Arizona was $5,932.

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

Note 7:  Net  Withdrawals by Contract Owners

Contract owner activity for the Pruco Life products for the period ended March 31, 1997, was as follows:

                                               VAL            VLI            SPVA           SPVL          TOTAL
                                               ---            ---            ----           ----          -----
CONTRACT OWNER CONTRIBUTIONS:             $  2,548,489     $  161,065     $    4,938     $   31,922    $ 2,746,414
CONTRACT OWNER REDEMPTIONS:                (3,150,174)      (161,148)       (60,818)      (169,475)    (3,541,615)
NET TRANSFERS FROM (TO) OTHER
    SUBACCOUNTS OR FIXED RATE OPTION:      (1,086,763)       (24,772)       (13,275)       (20,392)    (1,145,202)
                                          ------------     ----------     ----------     ----------    -----------

NET DECREASE                             $ (1,688,448)   $   (24,855)     $ (69,155)     $(157,945)   $(1,940,403)
                                          ------------     ----------     ----------     ----------    -----------
                                          ------------     ----------     ----------     ----------    -----------

Note 8:   Unit Activity

Transactions in units for the period ended March 31, 1997 were as follows:
                                               VAL               VLI              SPVA             SPVL
                                               ---               ---              ----             ----
CONTRACT OWNER CONTRIBUTIONS:            1,613,001.062        99,381.613        3,339.903        21,616.243
CONTRACT OWNER REDEMPTIONS:            (2,672,695.691)     (114,681.331)     (50,062.540)     (128,254.789)

Note 9:  Purchases and Sales of Investments

There have been no purchases or sales of Investments in 1997.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      STATEMENTS OF ASSETS AND LIABILITIES

                                                        MARCH 31, 1997
                                                          (UNAUDITED)      DECEMBER 31, 1996
                                                        --------------     -----------------
ASSETS:

Properties at estimated market value
  (cost $177,274,154 and $177,082,291
   respectively)                                        $  151,632,394      $  151,074,276
Interest in properties at estimated market value
  (cost $6,133,157 and $6,133,157
   respectively)                                             5,900,000           5,850,000
Marketable securities at estimated market value
  (cost $19,850,000 and $24,345,000
   respectively)                                            19,947,223          24,426,644
Cash and cash equivalents                                   27,972,917          20,738,204
Other assets and accounts receivable
  (net of allowance for uncollectible
   amounts of $52,645 and $55,823 respectively)              2,559,610           2,066,916
                                                        --------------      --------------

Total Assets                                            $  208,012,144      $  204,156,040
                                                        --------------      --------------
                                                        --------------      --------------


LIABILITIES AND PARTNERS' EQUITY:

Obligation under capital lease                          $    3,790,340      $    4,072,677
Accounts payable and accrued expenses                        1,504,178           1,640,360
Due to affiliates                                              715,324             719,200
Other liabilities                                              457,878             467,009
                                                        --------------      --------------

Total liabilities                                            6,467,720           6,899,246
                                                        --------------      --------------

Commitments and contingencies

Partners' Equity                                           201,544,424         197,256,794
                                                        --------------      --------------

Total Liabilities and Partner's Equity                  $  208,012,144      $  204,156,040
                                                        --------------      --------------
                                                        --------------      --------------


Number of shares outstanding at end of period               11,848,275          11,848,275
                                                        --------------      --------------
                                                        --------------      --------------

Share Value at end of period                                    $17.01              $16.65
                                                        --------------      --------------
                                                        --------------      --------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                                           THREE MONTHS        THREE MONTHS
                                                               ENDED               ENDED
                                                          MARCH 31, 1997      MARCH 31, 1996
                                                          --------------      --------------
INVESTMENT INCOME:

Rent from properties                                      $  5,530,131        $  5,920,596
Income from interest in properties                             182,633             164,145
Interest on mortgage loans                                           0                   0
Interest from short-term investments                           591,791             431,857
                                                          ------------        ------------
                                                             6,304,555           6,516,598
                                                          ------------        ------------

INVESTMENT EXPENSES:

Investment management fee                                      625,218             608,075
Real estate taxes                                              552,577             656,600
Administrative                                                 433,858             476,840
Operating                                                      725,189             683,285
Interest                                                        94,113             138,165
                                                          ------------        ------------
                                                             2,430,955           2,562,965
                                                          ------------        ------------

NET INVESTMENT INCOME                                        3,873,600           3,953,633
                                                          ------------        ------------

REALIZED AND UNREALIZED LOSS ON
   INVESTMENTS:
  Net proceeds from real estate investment sold                      0                   0
  Less:  cost of real estate investment sold                     2,225                   0
          Realization of prior years' unrealized
          (loss)/gain on real estate investments sold                0                   0
                                                          ------------        ------------

NET (LOSS) REALIZED ON REAL ESTATE
   INVESTMENTS SOLD                                             (2,225)                  0
                                                          ------------        ------------

NET UNREALIZED GAIN/(LOSS)
   ON INVESTMENTS                                              416,255            (648,641)
                                                          ------------        ------------


NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                 $  4,287,630        $  3,304,992
                                                          ------------        ------------
                                                          ------------        ------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS

                                                           THREE MONTHS
                                                               ENDED
                                                          MARCH 31, 1997        YEAR ENDED
                                                            (UNAUDITED)      DECEMBER 31, 1996
                                                         ----------------    -----------------
OPERATIONS:

Net Investment Income                                    $   3,873,600       $  15,419,518
Net Realized and Unrealized
  Gain/(Loss) on Investments                                   414,030          (4,784,583)
                                                         -------------       -------------
NET INCREASE IN NET ASSETS
RESULTING FROM OPERATIONS                                    4,287,630          10,634,935
                                                         -------------       -------------


CAPITAL TRANSACTIONS:

Withdrawals by partners
  (0 and 188,409 shares
   respectively)                                                     0          (3,000,000)
                                                         -------------       -------------

NET DECREASE IN NET ASSETS RESULTING
FROM CAPITAL TRANSACTIONS                                            0          (3,000,000)
                                                         -------------       -------------


TOTAL INCREASE IN NET ASSETS                                 4,287,630           7,634,935

NET ASSETS:

  Beginning of period                                      197,256,794         189,621,859
                                                         -------------       -------------
  End of period                                          $ 201,544,424       $ 197,256,794
                                                         -------------       -------------
                                                         -------------       -------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS        THREE MONTHS
                                                               ENDED               ENDED
                                                          MARCH 31, 1997      MARCH 31, 1996
                                                          --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations      $  4,287,630        $  3,304,992
Adjustments to reconcile net increase in net assets
  resulting from operations to net cash provided by
  operating activities:
    Net realized and unrealized loss (gain)
      on investments                                          (414,030)            648,641
  (Increase) Decrease in:
    Other assets and accounts receivable                      (492,694)           (328,732)
  (Decrease) Increase in:
    Obligations under capital lease                           (282,337)           (248,942)
    Accounts payable and accrued expenses                     (136,182)           (138,972)
    Due to affiliates                                           (3,876)            (43,671)
    Other liabilities                                           (9,131)            (25,629)
                                                          ------------        ------------

Net cash flows from operating activities                     2,949,380           3,167,687
                                                          ------------        ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements and additional costs on prior purchases:
  Additions to real estate                                    (194,088)           (148,168)
Sale (Purchase) of marketable securities                     4,479,421            (390,330)
                                                          ------------        ------------

  Net cash flows from investing activities                   4,285,333            (538,498)
                                                          ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Withdrawals                                                        0          (3,000,000)
                                                          ------------        ------------

  Net cash flows from financing activities                           0          (3,000,000)
                                                          ------------        ------------

Net increase (decrease) in cash and cash equivalents         7,234,713            (370,811)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR               20,738,204          14,223,265
                                                          ------------        ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $ 27,972,917        $ 13,852,454
                                                          ------------        ------------
                                                          ------------        ------------

SUPPLEMENTAL INFORMATION:
  Interest paid                                           $    376,450        $    376,450
                                                          ------------        ------------
                                                          ------------        ------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                              MARCH 31,1997                          DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
INVESTMENT IN PROPERTIES (PERCENT OF NET ASSETS)                                75.2%                                   76.6%
                                                                            Estimated                               Estimated
                                                                               Market                                  Market
Location                 Description                         Cost               Value                Cost               Value
-----------------------------------------------------------------------------------------------------------------------------
Lisle, IL                Office Building               17,524,421           9,900,000          17,524,421           9,900,000
Atlanta, GA              Garden Apartments             15,396,738          13,700,000          15,396,738          13,707,814
Pomona, CA (a)           Warehouse                     23,461,649          17,546,000          23,456,751          17,553,849
Roswell, GA              Retail Shopping Center        31,759,449          28,302,462          31,754,073          28,333,818
Morristown, NJ           Office Building               18,790,931          10,700,000          18,797,224          10,113,986
Bolingbrook, IL          Warehouse                      8,948,028           7,100,000           8,948,028           7,100,000
Farmington Hills, MI     Garden Apartments             13,625,452          14,701,500          13,623,952          14,706,400
Raleigh, NC              Garden Apartments             15,771,869          16,508,918          15,762,951          16,854,252
Nashville, TN            Office Building                8,579,882           9,050,556           8,379,326           8,800,436
Oakbrook Terrace, IL     Office Complex                12,689,065          13,410,010          12,725,105          13,289,999
Beavorton, OR            Office Complex                10,726,670          10,712,948          10,713,722          10,713,721
                                                   --------------      --------------      --------------      --------------
                                                   $  177,274,154      $  151,632,394      $  177,082,291      $  151,074,276
                                                   --------------      --------------      --------------      --------------
                                                   --------------      --------------      --------------      --------------

(a) Includes land under capital lease of $3,412,636 representing the present value of minimum future lease payments at the inception of the lease.


INVESTMENT IN INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                     2.9%                                    3.0%
                                                                            Estimated                               Estimated
                                                                               Market                                  Market
Location                 Description                         Cost               Value                Cost               Value
-----------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL         Warehouse/Distribution         1,317,453           1,225,000           1,317,453           1,225,000
Jacksonville, FL         Warehouse/Distribution         1,002,448           1,000,000           1,002,448           1,000,000
Jacksonville, FL         Warehouse/Distribution         1,442,894           1,375,000           1,442,894           1,325,000
Jacksonville, FL         Warehouse/Distribution         2,370,362           2,300,000           2,370,362           2,300,000
                                                   --------------      --------------      --------------      --------------
                                                   $    6,133,157      $    5,900,000      $    6,133,157      $    5,850,000
                                                   --------------      --------------      --------------      --------------
                                                   --------------      --------------      --------------      --------------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                    9.9%                                   12.4%
                                                                            Estimated                               Estimated
                                                             Face              Market                Face              Market
Description                                                Amount               Value              Amount               Value
-----------------------------------------------------------------------------------------------------------------------------
Marketable Securities                              $   19,850,000      $   19,947,223      $   23,345,000      $   24,426,644
                                                   --------------      --------------      --------------      --------------
                                                   --------------      --------------      --------------      --------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                               13.9%                                   10.5%
                                                                            Estimated                               Estimated
                                                             Face              Market                Face              Market
Description                                                Amount               Value              Amount               Value
-----------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                          $   28,049,545      $   27,972,917      $   20,804,826      $   20,738,204
                                                   --------------      --------------      --------------      --------------
                                                   --------------      --------------      --------------      --------------


OTHER ASSETS                                                                    (1.9%)                                  (2.5%)
(net of liabilities)                                                   $   (3,908,110)                         $   (4,832,330)
                                                                       --------------                          --------------

TOTAL NET ASSETS                                                       $  201,544,424                          $  197,256,794
                                                                       --------------                          --------------
                                                                       --------------                          --------------


            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                   MARCH 31, 1997
                                                                        ---------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                        9.9%
                                                                                                Estimated
                                                                                 Face              Market
DESCRIPTION                                                                    Amount               Value
---------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

American Home Products, 6.88%, April 15, 1997                               2,000,000           2,019,323
Ford Motor Credit, 5.90%, May 5, 1997                                       1,400,000           1,405,337
Ford Motor Credit, 5.90%, May 5, 1997                                         350,000             350,875
Ford Motor Credit, 9.15%, May 7, 1997                                         500,000             515,010
Key Bank NA, 5.58%, May 14, 1997                                              900,000             899,130
American Express Centurion Bank, 5.58%, June 10, 1997                       2,300,000           2,299,862
Associates Corp. of North America, 7.05%, June 30, 1997                       600,000             604,766
Bank One Columbus, 5.58%, July 1, 1997                                      1,110,000           1,108,812
Associates Corp. of North America, 5.88%, August 15, 1997                   1,230,000           1,227,934
Key Bank of New York, 4.82%, September 4, 1997                              1,300,000           1,298,740
Bank One Milwaukee, NA, 5.26%, October 8, 1997                              1,000,000             999,317
Morgan Guaranty Trust Co., 5.38%, November 14, 1997                         1,000,000             999,271
Norwest Financial Inc., 6.50%, November 15, 1997                              300,000             302,286
Norwest Corp., 5.55%, November 21, 1997                                     2,000,000           2,001,922
International Lease Finance Corp., 5.92%, January 15, 1998                    500,000             499,083
Citicorp, 10.15%, February 28, 1998                                           200,000             208,847
General Motors Acceptance Corp., 6.90%, February 28, 1998                     985,000           1,017,200
American General Financial Corp., 7.25%, March 1, 1998                        500,000             507,880
Commercial Credit Co., 5.70%, March 1, 1998                                   375,000             375,199
Associates Corp. of North America Note, 7.30%, March 15, 1998                 400,000             406,635
International Lease Finance Corp., 5.75%, March 15, 1998                      400,000             399,940
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                              500,000             499,854
                                                                        -------------       -------------

TOTAL MARKETABLE SECURITIES                                             $  19,850,000       $  19,947,223
                                                                        -------------       -------------
                                                                        -------------       -------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                   13.9%
                                                                                                Estimated
                                                                                 Face              Market
DESCRIPTION                                                                    Amount               Value
---------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Aristar, 7.10%, April 1, 1997                                           $   2,300,000       $   2,299,546
Morgan Stanley Group, 6.75%, April 1, 1997                                  2,300,000           2,299,569
Transamerica Corp., 5.31%, April 1, 1997                                    1,500,000           1,492,699
Bell Atlantic Network Funding Corp., 6.25%, April 2, 1997                   2,100,000           2,100,000
PHH Corp., 5.35%, April 2, 1997                                             1,107,000           1,102,394
Paccar Financial Corp., 6.00%, April 3, 1997                                2,300,000           2,298,850
Allied-Signal Inc., 5.60%, April 4, 1997                                      449,000             448,511
Sonoco Prod. Co. Note, 5.32%, April 8, 1997                                 1,120,000           1,113,380
First Data Corp., 5.33%, April 10, 1997                                     1,500,000           1,493,338
H.J. Heinz Co., 5.33%, April 14, 1997                                         750,000             745,447
PHH Corp., 5.33%, April 14, 1997                                            1,200,000           1,194,492
Weyerhaeuser Real Estate Co., 5.35%, April 14, 1997                         2,188,000           2,178,895
Preferred Receivables Funding Corp., 5.37%, April 21, 1997                  2,300,000           2,288,678
First Data Corp., 5.35%, April 22, 1997                                       800,000             795,720
Countrywide Home Loan, Inc., 5.65%, April 24, 1997                          1,853,000           1,844,566
Pacificorp, 5.67%, April 25, 1997                                           2,000,000           2,000,000
Colonial PL Co. Note, 5.60%. April 29, 1997                                   504,000             501,491
PepsiCo Inc., 5.58%, May 2, 1997                                              646,000             642,796
                                                                        -------------       -------------

TOTAL COMMERCIAL PAPER                                                     26,917,000          26,840,372

TOTAL CASH                                                                  1,132,545           1,132,545
                                                                        -------------       -------------

TOTAL CASH AND CASH EQUIVALENTS                                         $  28,049,545       $  27,972,917
                                                                        -------------       -------------
                                                                        -------------       -------------

            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                  DECEMBER 31, 1996
                                                                        ---------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                       12.4%
                                                                                                Estimated
                                                                                 Face              Market
DESCRIPTION                                                                    Amount               Value
---------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

PNC Bank, 5.48%, January 6, 1997                                            2,200,000           2,199,643
Wells Fargo, 5.54%, January 28, 1997                                        2,300,000           2,300,446
Sears Roebuck Acceptance Corp., 7.48%, February 19, 1997                      100,000             102,187
General Motors Acceptance Corp., 5.88%, February 27, 1997                     105,000             107,143
Sears Roebuck Acceptance Corp., 7.72%, February 27, 1997                      800,000             812,000
Dean Witter Discover & Co., 5.75%, March 6,1997                               500,000             500,387
General Motors Acceptance Corp., 5.74%, March 18, 1997                      1,200,000           1,201,344
Sears Discover Credit Corp., 7.81%, March 18, 1997                          1,150,000           1,164,548
American Home Products, 6.88%, April 15, 1997                               2,000,000           2,019,323
Ford Motor Credit, 5.90%, May 5, 1997                                       1,400,000           1,405,337
Ford Motor Credit, 5.90%, May 5, 1997                                         350,000             350,875
Ford Motor Credit, 9.15%, May 7, 1997                                         500,000             515,010
Key Bank NA, 5.58%, May 14, 1997                                              900,000             899,130
American Express Centurion Bank, 5.58%, June 10, 1997                       2,300,000           2,299,862
Associates Corp. of North America, 7.05%, June 30, 1997                       600,000             604,766
Bank One Columbus, 5.58%, July 1, 1997                                      1,110,000           1,108,812
Associates Corp. of North America, 5.88%, August 15, 1997                   1,230,000           1,230,744
Key Bank of New York, 4.82%, September 4, 1997                              1,300,000           1,298,740
Bank One Milwaukee, NA, 5.26%, October 8, 1997                              1,000,000           1,002,870
Morgan Guaranty Trust Co., 5.38%, November 14, 1997                         1,000,000             999,271
Norwest Financial Inc., 6.50%, November 15, 1997                              300,000             302,286
Norwest Corp., 5.55%, November 21, 1997                                     2,000,000           2,001,921
                                                                        -------------       -------------

TOTAL MARKETABLE SECURITIES                                             $  24,345,000       $  24,426,644
                                                                        -------------       -------------
                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                   10.5%
                                                                                                Estimated
                                                                                 Face              Market
DESCRIPTION                                                                    Amount               Value
---------------------------------------------------------------------------------------------------------
Commercial Paper (with stated rate and maturity date)

Gateway Fuel Corp., 7.15%, January 2, 1997                              $   2,177,000       $   2,176,135
Bell Atlantic Financial Services, 5.50%, January 14, 1997                   2,650,000           2,638,664
Pioneer Hi-Bred Intl., 5.47%, January 15, 1997                              1,200,000           1,194,712
Bank of Montreal, 5.43%, January 27, 1997                                   2,300,000           2,300,000
Canadian Imperial Bank, 5.39%, January 27, 1997                             2,400,000           2,400,000
HJ Heinz Co., 5.46%, January 29, 1997                                       2,370,000           2,354,184
General Electric Capital Corp., 5.34%, February 3, 1997                     2,300,000           2,279,871
Bankers Trust Co., 5.35%, February 20, 1997                                 2,000,000           2,007,723
Colonial PL Co. Note, 5.60%, February 21, 1997                                800,000             792,658
Colonial PL Co. Note, 5.35%, March 4, 1997                                    783,000             773,109
General Electric Capital Corp., 5.45%, March 14, 1997                         300,000             296,322
                                                                        -------------       -------------

TOTAL COMMERCIAL PAPER                                                     19,280,000          19,213,378

TOTAL CASH                                                                  1,524,826           1,524,826
                                                                        -------------       -------------

TOTAL CASH AND CASH EQUIVALENTS                                         $  20,804,826       $  20,738,204
                                                                        -------------       -------------
                                                                        -------------       -------------

            SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                 MARCH 31, 1997
                                   (UNAUDITED)


GENERAL

On April 29, 1988, Prudential Variable Contract Real Property Partnership (the "Partnership"), a general partnership organized under New Jersey law, was formed through an agreement among Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company ("Pruco Life"), and Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential Insurance Company of America, Pruco Life and the Pruco Life of New Jersey.

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

Shares of the Partnership are sold to Prudential Variable Contract Real Property Account, the Pruco Life Variable Contract Real Property Account, and the Pruco Life of New Jersey Variable Contract Real Property Account, (the "Real Property Accounts") at the current share value of the Partnership's net assets. Share value is calculated by dividing the current value of net assets of the Partnership as determined below by the number of shares outstanding. A Contract owner participates in the Partnership through interests in the Real Property Accounts.

Note 1: Summary Of Significant Accounting Policies

     A:   General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1996 Annual Report on Form 10-K.

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

               As described above, the estimated market value of real estate is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, Management believes that estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate fairly represent their estimated market values as of March 31, 1997 and December 31, 1996.

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

     E:   Cash Equivalents - The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at estimated market value.

     F:   Federal Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

     G:   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2: Commitment from Partner

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of March 31, 1997 is approximately $ 49.6 million.

Note 3: Transactions with affiliates

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 1997 and 1996 management fees incurred by the Partnership were $625,218 and $608,075, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the three months ended March 31, 1997 and 1996 were $28,970 and $32,912 respectively and are classified as administrative expenses in the statements of operations.

The Partnership owns a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest is owned by Prudential and one of its subsidiaries. The Partnership has contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of Prudential to provide property management services at the Unit warehouses. The property management fee earned by PREMISYS, incurred by the Partnership and Prudential for the three months ended March 31, 1997 and 1996 were $9,141 and $9,289 respectively.

PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)


                                                  01/01/97    01/01/96    01/01/95    01/01/94    01/01/93    01/01/92    01/01/91
                                                     TO          TO          TO          TO          TO          TO          TO
                                                  03/31/97    12/31/96    12/31/95    12/31/94    12/31/93    12/31/92    12/31/91
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------
Rent from properties                             $  0.4667   $  1.9173   $  1.6387   $  1.2754   $  1.1659   $  1.0727   $  0.9899
Income from interest in properties               $  0.0155   $  0.0510   $  0.0527   $  0.1838   $  0.2139   $  0.1970   $  0.1791
Interest on mortgage loans                       $  0.0000   $  0.0000   $  0.0000   $  0.0082   $  0.0755   $  0.0711   $  0.0663
Interest from short-term investments             $  0.0499   $  0.1795   $  0.2199   $  0.1226   $  0.0549   $  0.0653   $  0.1151
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------

INVESTMENT INCOME                                $   .5321   $  2.1478   $  1.9113   $  1.5900   $  1.5102   $  1.4061   $  1.3504
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------

Investment management fee                        $  0.0528   $  0.2097   $  0.1936   $  0.1786   $  0.1673   $  0.1642   $  0.1669
Real estate tax expense                          $  0.0466   $  0.1991   $  0.1602   $  0.1399   $  0.1465   $  0.1488   $  0.1168
Administrative expenses                          $  0.0366   $  0.1569   $  0.1484   $  0.1103   $  0.1187   $  0.1046   $  0.0946
Operating expenses                               $  0.0612   $  0.2442   $  0.1546   $  0.1332   $  0.1209   $  0.1241   $  0.0948
Interest expense                                 $  0.0079   $  0.0412   $  0.0381   $  0.0255   $  0.0236   $  0.0215   $  0.0193
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------
EXPENSES                                         $  0.2051   $  0.8511   $  0.6949   $  0.5875   $  0.5770   $  0.5632   $  0.4924
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------

NET INVESTMENT INCOME                            $   .3270   $  1.2967   $  1.2164   $  1.0025   $  0.9332   $  0.8429   $  0.8580
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net realized loss on investments sold           ($  0.0002) ($  0.1323)  $  0.0000   $ (0.0966)  $ (0.1816)  $  0.0000   $  0.0000
Net unrealized gain/(loss) on investments        $  0.0351  ($  0.2695)  $  0.0581   $  0.2169   $  0.0152  $  (1.1359)  $ (0.7770)
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------

NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                       $  0.0349  ($  0.4018)  $  0.0581   $  0.1203   $ (0.1664) $  (1.1359)  $ (0.7770)
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net increase/(decrease) in share value           $  0.3619   $  0.8949   $  1.2745   $  1.1228   $  0.7668  $  (0.2930)  $  0.0810

Share Value at beginning of period               $ 16.6486   $ 15.7537   $ 14.4792   $ 13.3564   $ 12.5896  $  12.8826   $ 12.8016
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------
Share Value at end of period                     $ 17.0105   $ 16.6486   $ 15.7537   $ 14.4792   $ 13.3564  $  12.5896   $ 12.8826
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                 ---------   ---------   ---------   ---------   ---------   ---------   ---------

Ratio of expenses to average net assets              1.22%       5.26%       4.62%       4.27%       4.44%       4.47%       3.81%

Ratio of net investment income to
 average net assets                                  1.94%       8.01%       8.08%       7.29%       7.17%       6.69%       6.63%

Number of shares outstanding at
 end of period (000's)                              11,848      11,848      12,037      12,241      13,031      14,189      14,993




ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Prudential Variable Contract Real Property Account (the "Real Property Account") are invested in Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey.

(a) Liquidity and Capital Resources

At March 31, 1997, the Partnership's liquid assets consisting of cash and cash equivalents and marketable securities totaled $47,920,140. This is an increase of $2,755,292 from liquid assets at December 31, 1996, which totaled $45,164,848. The increase is due to cash received from the operations of the Partnership's properties and interest income received from short-term investments.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $49.6 million as of March 31, 1997.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At March 31, 1997, 23.04% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. This is in excess of the target range because cash is being retained in the partnership in anticipation of three potential acquisitions. The Partnership is scheduled to close on two industrial forward commitments in mid 1997, one in Denver, CO for an estimated purchase price of $10.4 million and the other in Salt Lake City, UT for an estimated purchase price of $7 million. The Partnership also intends to purchase the land under the Pomona, CA warehouse, currently a capital lease, for approximately $4 million. Withdrawals may be made during the remainder of 1997 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. At March 31, 1997, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations and proceeds from the sale of properties will satisfy the Partnership's needs over the next nine months and the foreseeable future.

During the quarter ended March 31, 1997, the Partnership expended approximately $192,000 in capital expenditures. Approximately $186,000 were spent on tenant alterations and leasing commissions. At the Nashville, TN office building, management terminated an existing lease which allowed a tenant to expand its space, concurrently leasing the balance of vacant space to a new tenant. This office building incurred approximately $182,000 in tenant alterations and leasing commissions.

Projected capital expenditures for the remainder of the 1997 total approximately $5.0 million. Approximately $4.4 million consists of tenant alterations and leasing commissions. Approximately $3.1 million is budgeted for the Lisle, IL office building. The Partnership expects to pay approximately $2.3 million in tenant improvements and $0.8 million in leasing commissions to acquire new tenants, as the sole tenant will be vacating at the expiration of their lease. At the Morristown, NJ office building, approximately $0.8 million has been budgeted in tenant improvements and leasing commissions. Approximately $0.6 million has been budgeted in an effort to renew the Smith Barney lease prior to the October, 1997 expiration and the balance of approximately $0.2 million has been budgeted to lease the vacant lower level suites. Tenant improvements and leasing commissions have been budgeted for approximately $0.3 million at the Roswell, GA retail center and approximately $0.1 million at the Pomona, CA warehouse. In addition, tenant improvements and leasing commissions are expected to be approximately $56,000 at the Unit Distribution warehouses and approximately $48,000 at the Nashville, TN office building. All of these projected expenditures relate to prospective leases and are based on reasonable cost. The actual amount of such expenditures will depend on the number of new leases signed, the actual needs of the particular construction or repair, and the timing of lease executions.

Other major capital expenditures planned for the remainder of 1997 include, approximately $0.2 million at the Lisle, IL office building for upgrades to the heating and air-conditioning system, approximately $35,000 for roof repairs and $15,000 for parking lot repairs. The Roswell, GA retail center has budgeted approximately $0.1 million for a new traffic layout to ease traffic in and around the center. The Jacksonville, FL warehouses have budgeted approximately $0.1 million for building repairs. Approximately $0.2 million has been budgeted for smaller projects among the various properties.


(b.1) Results of Operations - Portfolio

The following is a brief comparison of the Partnership's total results of operations for the three months ended March 31, 1997 and 1996.

The Partnership's net investment income for the first three months of 1997 was $3,873,600, a decrease of $80,033 (2.0%) from $3,953,633 for the corresponding period of 1996. This was largely due to the loss of income from the sale of two properties in 1996 (approximately $0.6 million), offset by income from an acquisition that occurred during the fourth quarter of 1996 (approximately $0.3 million), and increases in interest income from short-term investments (approximately $0.2 million), and income from interest in properties (approximately $18,000).

The Partnership's income unrelated to specific properties for the period ended March 31, 1997 resulted in income of $4,337, an increase of $419,853 from the loss reported for the corresponding period of 1996, of $415,516. Components of unrelated property activity are $591,791 in interest income from short-term investments and $37,764 in administrative income offset by $625,218 in investment management fee.

During the three months ended March 31, 1997, the partnership experienced a realized loss of $2,225 and a net unrealized gain of $416,255 on its real estate investments. The realized loss is the result of additional selling expenses related to the sale of the Flint, MI office building. The net unrealized gain is the result of an increase of approximately $0.6 million in the market value of the Morristown, NJ office building and an increase of approximately $0.2 million in the market value of the Oakbrook Terrace, IL office building. These increases were partially offset by a decrease of approximately $0.4 million in the market value of the Raleigh, NC apartment complex. The explanation for these changes are detailed in the following paragraphs.

(b.2) Results of Operations - Property

The following is a brief comparison of the Partnership's property results of operations and realized loss and net unrealized gains, by investment type, for the three months ended March 31, 1997 and 1996.

Income from property operations for the office buildings for the first three months of 1997 was $1,456,407, an increase of $17,164 (1.2%), from $1,439,243 for the corresponding period in 1996. This was primarily the result of the acquisition of the Beaverton, OR office building, an increase of income of approximately $0.2 million, and increases in income at the Oakbrook Terrace, IL office building of approximately $58,000 and at the Morristown, NJ office building of approximately $34,000. These increases were offset by the sale of the Flint, MI office building which resulted in a reduction of income of approximately $0.3 million. Excluding the results of acquired and sold properties, income from property operations increased by $93,938 (6.5%). For properties held for the comparable period both revenue and expenses increased approximately $106,000 and $12,000, respectively.

The five office buildings owned by the Partnership experienced a net unrealized gain of $784,200 for the first three months of 1997. The office building in Morristown, NJ had the largest unrealized gain of $592,307 due to the improving office building market in New Jersey. The office building at Oakbrook Terrace, IL experienced an unrealized gain of $156,050 due to the annual rental step-ups of three leases, and the Nashville, TN building experienced an unrealized gain of $49,564. These unrealized gains were offset by an unrealized loss of $13,721 at the Beaverton, OR office building. Occupancy at the Lisle, Nashville, Beaverton and Oakbrook Terrace office buildings at March 31, 1997 were 100%, this represented an increase of 1% at both the Nashville, TN and Oakbrook Terrace, IL office buildings from December 31, 1997. Occupancy at the Morristown, NJ office building as of March 31, 1997 remained at 93% compared to December 31, 1996. RR Donnelley is expected to vacate its space at the end of its lease at September 30, 1997, the space is currently being marketed and 5 prospective tenants have expressed interest in leasing all or part of the building. All other vacant spaces are being marketed as of March 31, 1997.

The realized loss of $2,225 at the Flint, MI office building was due to legal bills related to the sale of the property during last quarter presented this quarter for payment.

Income from property operations from the apartment complexes for the first three months of 1997 was $945,982, a decrease of $103,261 (9.8%), from $1,049,243 for the corresponding period in 1996. This was primarily the result of decreased occupancy at all three complexes. The Farmington Hill, MI apartment complex, the Raleigh, NC apartment complex and the Atlanta, GA had decreases in income of $68,715, $25,422 and $9,124, respectively. For the comparable period revenues decreased by $78,956 while expenses increased by $24,305.

The three apartment complexes owned by the Partnership experienced unrealized losses of $368,466 for the first three months of 1997. The apartment complex in Raleigh, NC experienced the largest unrealized loss of $354,252 due to the expiration of higher than market leases being renewed at a lower rate. The Atlanta, GA and the Farmington Hills, MI apartment complexes experienced losses of $7,814 and $6,400, respectively. These losses were the results of lower occupancy rates, at March 31, 1997, the occupancies were 89% and 92%, respectively, a decrease of 10% and 4%, respectively, compared to March 31, 1996. The occupancy at the Raleigh, NC apartment complex at March 31, 1997 was 92%, a reduction of 2% compared to the same period last year. All vacant apartments are being marketed as of March 31, 1997.

Income from property operations at the Roswell, GA retail center for the first three months of 1997 was $772,127 a decrease of $50,132 (6.1%), from $822,259 for the corresponding period in 1996. This was primarily the result of decreased occupancy at the center. For the comparable period revenues and expenses decreased by $56,965 and $6,833, respectively.

The retail center experienced an unrealized loss of $36,732 for the first three months of 1997. The unrealized loss was due to the occupancy rate decreasing from 96% at December 31, 1996 to 94% at March 31, 1997, a reduction of 2%. During the three months ended March 31, 1997, Blockbuster moved out at the expiration of their lease, Voorhees Salon lease expired but is currently negotiating a renewal and Mailboxes etc., lease expired in February but is currently negotiating a lease to a larger space. All other vacant spaces are being marketed as of March 31, 1997.

Income from property operations for the industrial properties for the first three months of 1997 was $512,114, a decrease of $382,145 (42.7%), from $894,259 for the corresponding period in 1996. This was primarily the result of the sale of the Azusa, CA warehouse facility that accounted for $391,908 (43.8%) of the decrease. Excluding this sold property, income from property operations increased by $9,763 (1.1%). Revenue and expenses at the properties held for the comparable decreased by $79,736 and $89,499, respectively.

The two industrial centers owned by the Partnership experienced an unrealized loss of $12,747 for the first three months of 1997. The Pomona, CA warehouse experienced an unrealized loss of $12,747 while the

Bolingbrook, IL warehouse's market value remained unchanged. Occupancy at both warehouses remained unchanged at 100% for the period ending March 31, 1997.

Income from interest in properties relates to the Partnership's 50% co-investment in the Jacksonville, FL unit warehouses. Income from interest in properties increased by $18,488 (11.26%), to $182,633 for the three months of 1997, from $164,145 for the corresponding period in 1996. For the three months ending March, 31, 1997, the co-investment had an unrealized gain of $50,000, due mainly to an increase in occupancy of 7%, from an occupancy of 85% at December 31, 1997, to an occupancy of 92% at March 31, 1997.

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




                             PRUCO LIFE INSURANCE COMPANY
                                    in respect of
                                 Pruco Life Variable
                            Contract Real Property Account

             ------------------------------------------------------------





Date:         May 13, 1997                  By:  /s/ Esther H. Milnes
         ----------------------                -------------------------------

                                               Esther H. Milnes
                                               President and Director






Date:         May 13, 1997                  By:  /s/ Linda Dougherty
         ----------------------                -------------------------------

                                               Linda Dougherty
                                               Vice President, Comptroller and
                                               Chief Accounting Officer