Form 10-Q
period 1997-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1997-11-14
CIK 801348

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended September 30, 1997

                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-86780



                             PRUCO LIFE INSURANCE COMPANY

                                    in respect of

                 PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


           Arizona                                          22-1944557
--------------------------------               ---------------------------------
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

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

    A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

              Statements of Net Assets - September 30, 1997
              (Unaudited) and December 31, 1996                               3

              Statements of Operations and Changes In Net
              Assets (Unaudited)  -  Nine Months Ended
              September 30, 1997 and 1996                                     3

              Notes to the Financial Statements (Unaudited)                   4

    B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

              Statements of Assets and Liabilities - September 30, 1997
              (Unaudited) and December 31, 1996                               7

              Statements of Operations (Unaudited) - Nine and
              Three Months Ended September 30, 1997 and 1996                  8

              Statements of Changes in Net Assets - Nine Months
              Ended September 30, 1997 (Unaudited) and Year Ended
              December 31, 1996                                               9

              Statements of Cash Flows (Unaudited) - Nine Months Ended
              September 30, 1997 and 1996                                    10

              Schedule of Investments - September 30, 1997 (Unaudited)
              and December 31, 1996                                          11

              Notes to the Financial Statements (Unaudited)                  14

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             18

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings                                              21

    Item 2.   Changes in Securities                                          21

    Item 3.   Defaults Upon Senior Securities                                21

    Item 4.   Submission of Matters to a Vote of Security Holders            21

    Item 5.   Other Information                                              21

    Item 6.   Exhibits and Reports on Form 8-K                               21



PART III - SIGNATURES                                                        22

                               FINANCIAL STATEMENTS OF
                  PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                               STATEMENT OF NET ASSETS

                                                                             SEPTEMBER 30, 1997
                                                                                (UNAUDITED)           DECEMBER 31, 1996
                                                                             ------------------       -----------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)                                         $     106,920,380        $      98,385,259
                                                                             -----------------        -----------------

NET ASSETS,   representing:
Equity of Contract Owners                                                    $      86,164,952        $      86,185,085
Equity of Pruco Life Insurance Company                                              20,755,428               12,200,174
                                                                             -----------------        -----------------
                                                                             $     106,920,380        $      98,385,259
                                                                             -----------------        -----------------
                                                                             -----------------        -----------------


                    STATEMENT OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                                NINE MONTHS             NINE MONTHS
                                                                                   ENDED                   ENDED
                                                                             SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                                             ------------------      ------------------

INVESTMENT INCOME:

Net Investment Income from Partnership Operations                            $       5,671,569       $        5,764,541

EXPENSES:
Asset Based Charges to Contract Owners (Note 5)                                        405,209                  416,206
                                                                             -----------------       ------------------
NET INVESTMENT INCOME                                                                5,266,360                5,348,335
                                                                             -----------------       ------------------

Net Unrealized Gain/(Loss) on Investments in Partnership                             2,997,746               (1,632,307)
Net Realized Loss on Sale of Investments in Partnership                               (134,194)                (239,828)
                                                                             -----------------       ------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                         $       8,129,912       $        3,476,200
                                                                             -----------------       ------------------
                                                                             -----------------       ------------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 7)                                         (6,734,009)              (5,558,443)

Net Contributions by Pruco Life Insurance Company                                    7,139,218                2,974,648
                                                                             -----------------       ------------------
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                                    405,209               (2,583,795)
                                                                             -----------------       ------------------

TOTAL INCREASE/(DECREASE) IN NET ASSETS                                      $       8,535,121       $          892,405


NET ASSETS:
Beginning of period                                                          $      98,385,259       $       96,064,928
                                                                             -----------------       ------------------
End of period                                                                $     106,920,380       $       96,957,333
                                                                             -----------------       ------------------
                                                                             -----------------       ------------------


               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 THROUGH 6.

                         NOTES TO THE FINANCIAL STATEMENTS OF
                 PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                        FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                                     (UNAUDITED)


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

B.  INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At September 30, 1997, the Real Property Account's interest in the Partnership, based on market value equity was 49.9% or 5,909,534 shares.

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


NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of September 30, 1997, the investment in the Real Property Account of $106,920,516 was derived from the share value of $18.092886 and 5,909,534 shares outstanding. The related historical cost of the investment in the Real Property Account was $63,772,991.


NOTE 4:  CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity for the period ended September 30, 1997 were as follows:

                                       VAL            VLI           SPVA           SPVL          TOTAL
                                       ---            ---           ----           ----          -----
CONTRACT OWNER
UNITS OUTSTANDING:                44,047,876      2,803,565        926,552      3,252,245     51,030,238
UNIT VALUE:                      $   1.69541     $  1.74214     $  1.57977     $  1.57977            N/A
CONTRACT OWNER EQUITY:           $74,679,211     $4,884,203     $1,463,739     $5,137,799    $86,164,952

NOTE 5:   CHARGES AND EXPENSES

A.  MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance contract holders may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. As of September 30, 1997, the amount of these charges paid to Pruco Life Insurance Company of Arizona was $387,586.


B.  ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.35% for SPVA and SPVL. Administrative charges include costs associated with issuing the Contract, establishing and maintaining records, and providing reports to Contract owners. As of September 30, 1997, the amount of these charges paid to Pruco Life Insurance Company of Arizona was $17,623.

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

NOTE 7:  NET  WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the Pruco Life products for the period ended September 30, 1997, was as follows:

                                                VAL                  VLI            SPVA           SPVL              TOTAL
                                                ---                  ---            ----           ----              -----
CONTRACT OWNER CONTRIBUTIONS:              $ 7,439,857           $ 494,338      $   4,943      $ 110,827        $  8,049,965
CONTRACT OWNER REDEMPTIONS:                (13,051,133)           (691,823)      (353,681)      (656,002)        (14,752,639)
NET TRANSFERS FROM (TO) OTHER
  SUBACCOUNTS OR FIXED RATE OPTION:         (3,548,158)           (129,387)       (73,110)      (167,064)         (3,917,719)
                                           -----------           ---------      ---------      ---------        ------------
NET DECREASE                               $(9,159,434)          $(326,872)     $(421,848)     $(712,239)       $(10,620,393)
                                           -----------           ---------      ---------      ---------        ------------
                                           -----------           ---------      ---------      ---------        ------------


NOTE 8:  UNIT ACTIVITY

Transactions in units for the period ended September 30, 1997 were as follows:

                                                VAL                  VLI                SPVA               SPVL
                                                ---                  ---                ----               ----
CONTRACT OWNER CONTRIBUTIONS:            4,608,359.251         298,258.835           3,343.568          73,491.335
CONTRACT OWNER REDEMPTIONS:             (8,077,955.467)       (416,513.958)       (233,423.322)       (434,565.480)


NOTE 9:  PURCHASES AND SALES OF INVESTMENTS

There have been no purchases or sales of Investments in 1997.

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES

                                                                             SEPTEMBER 30, 1997
                                                                                (UNAUDITED)           DECEMBER 31, 1996
                                                                             ------------------       -----------------

ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  9/30/97 -- $191,660,405; 12/31/96 -- $177,082,291)                $     168,809,357        $     151,074,276
  Interest in properties (cost: 9/30/97 -- $0; 12/31/96 --
   $6,133,157)                                                                               0                5,850,000
  Real estate trusts (cost:  9/30/97 -- $10,000,005;
   12/31/96 -- $0)                                                                  12,853,344                        0
                                                                             -----------------        -----------------

         Total real estate investments                                             181,662,701              156,924,276

MARKETABLE SECURITIES - At estimated market value
   (cost:  9/30/97 -- $14,985,000; 12/31/96 -- $24,345,000)                         15,034,239              24,426,644

CASH AND CASH EQUIVALENTS                                                           18,536,060               20,738,204

OTHER ASSETS (net of allowance for uncollectible
  accounts:  9/30/97 -- $40,000; 12/31/96 -- $56,000)                                2,732,930                2,066,916
                                                                             -----------------        -----------------

         Total assets                                                        $     217,965,930        $     204,156,040
                                                                             -----------------        -----------------
                                                                             -----------------        -----------------

LIABILITIES AND PARTNERS' EQUITY

OBLIGATION UNDER CAPITAL LEASE                                               $               0        $       4,072,677

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                1,626,160                1,640,360

DUE TO AFFILIATES                                                                    1,428,134                  719,200

OTHER LIABILITIES                                                                      542,417                  467,009
                                                                             -----------------        -----------------

         Total liabilities                                                           3,596,711                6,899,246
                                                                             -----------------        -----------------

COMMITMENTS AND CONTINGENCIES

         Partners' equity                                                          214,369,219              197,256,794
                                                                             -----------------        -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                       $     217,965,930        $     204,156,040
                                                                             -----------------        -----------------
                                                                             -----------------        -----------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                       11,848,275               11,848,275
                                                                             -----------------        -----------------
                                                                             -----------------        -----------------

SHARE VALUE AT END OF PERIOD                                                 $           18.09        $           16.65
                                                                             -----------------        -----------------
                                                                             -----------------        -----------------



               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                               NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                              1997           1996           1997           1996
                                                          -----------    -----------    -----------    -----------
INVESTMENT INCOME:
 Revenue from real estate and improvements                $17,128,834    $17,065,460    $ 6,030,739    $ 5,351,519
 Equity in income of real estate partnerships                 435,296        456,115        132,272        128,431
 Interest on short-term investments                         1,905,560      1,469,594        637,655        625,313
                                                          -----------    -----------    -----------    -----------
         Total investment income                           19,469,690     18,991,169      6,800,666      6,105,263
                                                          -----------    -----------    -----------    -----------
EXPENSES:
 Investment managment fee                                   1,944,966      1,848,541        665,169        625,132
 Real estate taxes                                          1,637,441      1,749,737        544,674        498,358
 Administrative                                             1,968,776      1,462,289      1,051,041        423,564
 Operating                                                  2,327,218      2,053,641        839,290        703,784
 Interest                                                     220,118        372,344         31,892        117,089
                                                          -----------    -----------    -----------    -----------
         Total investment expenses                          8,098,519      7,486,552      3,132,066      2,367,927
                                                          -----------    -----------    -----------    -----------
NET INVESTMENT INCOME                                      11,371,171     11,504,617      3,668,600      3,737,336
                                                          -----------    -----------    -----------    -----------
REALIZED AND UNREALIZED (LOSS) GAIN ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold                                                     6,272,330     14,697,789      6,272,330              0
 Less:  Cost of real estate investments sold                6,824,539     18,638,949      6,820,907         12,195
        Realization of prior periods' unrealized
        gain on real estate investments sold                 (283,157)    (3,462,522)        79,343              0
                                                          -----------    -----------    -----------    -----------
 Net loss realized on real estate
        investments sold                                     (269,052)      (478,638)      (627,920)       (12,195)
                                                          -----------    -----------    -----------    -----------
 Change in unrealized gain (loss) on real estate
  investments                                               6,010,306     (3,253,955)     5,196,196     (1,717,062)
                                                          -----------    -----------    -----------    -----------
NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                      5,741,254     (3,732,593)     4,568,276     (1,729,257)
                                                          -----------    -----------    -----------    -----------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                          $17,112,425    $ 7,772,024    $ 8,236,876    $ 2,008,079
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF CHANGES IN NET ASSETS

                                                                                NINE MONTHS
                                                                                   ENDED
                                                                             SEPTEMBER 30, 1997           YEAR ENDED
                                                                                 (UNAUDITED)          DECEMBER 31, 1996
                                                                             ------------------       -----------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                                       $       11,371,171       $      15,419,518
 Net loss realized on real estate investments sold                                     (269,052)             (1,573,147)
 Net unrealized gain (loss) from real estate investments                              6,010,306              (3,211,436)
                                                                             ------------------       -----------------

         Net increase in net assets resulting from operations                        17,112,425              10,634,935
                                                                             ------------------       -----------------

NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (9/30/97 -- 0 shares; 12/31/96 -- 188,409 shares)                                          0              (3,000,000)
                                                                             ------------------       -----------------

         Net decrease in net assets resulting from
          capital transactions                                                                0              (3,000,000)
                                                                             ------------------       -----------------

NET INCREASE IN NET ASSETS                                                           17,112,425               7,634,935

NET ASSETS -  Beginning of period                                                   197,256,794             189,621,859
                                                                             ------------------       -----------------

NET ASSETS -  End of period                                                  $      214,369,219       $     197,256,794
                                                                             ------------------       -----------------
                                                                             ------------------       -----------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS             NINE MONTHS
                                                                                   ENDED                   ENDED
                                                                             SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                                             ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                        $       17,112,425      $        7,772,024
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized (gain) loss on investments                              (5,741,254)              3,732,593
 Increase in:
    Other assets                                                                       (666,014)               (243,268)
 (Decrease) Increase in:
    Obligations under capital lease                                                    (197,677)                   (716)
    Accounts payable and accrued expenses                                               (14,200)               (272,036)
    Due to affiliates                                                                   708,934                   1,348
    Other liabilities                                                                    75,408                (107,060)
                                                                             ------------------      ------------------

         Net cash flows from operating activities                                    11,277,622              10,882,885
                                                                             ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold                                       6,272,330              14,697,789
 Acquisition of real estate                                                         (13,958,719)               (593,866)
 Acquisition of real estate trust                                                   (10,000,005)                      0
 Improvements and additional costs on prior purchases:
   Additions to real estate                                                            (615,763)                      0
   Contributions to real estate partnerships                                           (695,014)                      0
 Sale (purchase) of marketable securities                                             9,392,405              (9,577,131)
                                                                             ------------------      ------------------

         Net cash flows from investing activities                                    (9,604,766)              4,526,792
                                                                             ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of capital lease                                                           (3,875,000)                      0
 Withdrawals by partners                                                                      0              (3,000,000)
                                                                             ------------------      ------------------

         Net cash flows from financing activities                                    (3,875,000)             (3,000,000)
                                                                             ------------------      ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (2,202,144)             12,409,677

CASH AND CASH EQUIVALENTS - Beginning of period                                      20,738,204              14,223,263
                                                                             ------------------      ------------------

CASH AND CASH EQUIVALENTS - End of period                                    $       18,536,060      $       26,632,940
                                                                             ------------------      ------------------
                                                                             ------------------      ------------------


              SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                  September 30,1997               December 31, 1996
--------------------------------------------------------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                         78.7%                                   76.6%
                                                                       Estimated                              Estimated
                                                                        Market                                 Market
Location             Description                      Cost               Value               Cost               Value
--------------------------------------------------------------------------------------------------------------------------
Lisle, IL            Office                      $ 17,538,024        $  9,786,398        $ 17,524,421       $  9,900,000
Atlanta, GA          Garden Apartments             15,446,293          13,200,000          15,396,738         13,707,814
Pomona, CA           Warehouse                     20,168,503          14,348,991          23,456,751         17,553,849
Roswell, GA          Retail Shopping               31,799,312          29,031,666          31,754,073         28,333,818
Morristown, NJ       Office                        18,909,984          10,716,254          18,797,224         10,113,986
Bolingbrook, IL      Warehouse                      8,948,028           7,100,000           8,948,028          7,100,000
Farmington Hills, MI Garden Apartments             13,636,714          14,707,350          13,623,952         14,706,400
Raleigh, NC          Garden Apartments             15,779,108          16,601,560          15,762,951         16,854,252
Nashville, TN        Office                         8,602,497           9,417,138           8,379,326          8,800,436
Oakbrook Terrace, IL Office                        12,712,495          13,900,000          12,725,105         13,290,000
Beaverton, OR        Office                        10,728,286          10,700,000          10,713,722         10,713,721
Salt Lake City, UT   Industrial Building            5,388,134           5,500,000               0                  0
Aurora, CO           Industrial Building            8,570,585           8,600,000               0                  0
Pomona, CA           Land                           3,432,442           5,200,000               0                  0
                                                 ------------        ------------        ------------       ------------
                                                 $191,660,405        $168,809,357        $177,082,291       $151,074,276
                                                 ------------        ------------        ------------       ------------
                                                 ------------        ------------        ------------       ------------

INTEREST IN PROPERTIES (PERCENT OF NET ASSETS)                                0.0%                                    3.0%
                                                                       Estimated                              Estimated
                                                                        Market                                 Market
Location             Description                      Cost               Value               Cost               Value
--------------------------------------------------------------------------------------------------------------------------
Jacksonville, FL     Warehouse/Distribution      $     0             $     0             $ 1,317,453        $ 1,225,000
Jacksonville, FL     Warehouse/Distribution            0                   0               1,002,448          1,000,000
Jacksonville, FL     Warehouse/Distribution            0                   0               1,442,894          1,325,000
Jacksonville, FL     Warehouse/Distribution            0                   0               2,370,362          2,300,000
                                                 -----------         -----------         -----------        -----------
                                                 $     0             $     0             $ 6,133,157        $ 5,850,000
                                                 -----------         -----------         -----------        -----------
                                                 -----------         -----------         -----------        -----------


REAL ESTATE TRUSTS (PERCENT OF NET ASSETS)                                    6.0%                                      0%
                                                                       Estimated                              Estimated
                                                                        Market                                 Market
                                                      Cost               Value               Cost               Value
                                                  ------------------------------------------------------------------------
Meridian REIT Shares (506,894shrs)                $10,000,005         $12,853,344         $     0            $     0
                                                  -----------         -----------         -----------        -----------
                                                  -----------         -----------         -----------        -----------


MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                 7.0%                                   12.4%
(See pages 12 to 13 for details)                                       Estimated                              Estimated
                                                      Face              Market               Face              Market
Description                                          Amount              Value              Amount              Value
--------------------------------------------------------------------------------------------------------------------------
Marketable                                        $14,985,000         $15,034,239         $24,345,000        $24,426,644
                                                  -----------         -----------         -----------        -----------
                                                  -----------         -----------         -----------        -----------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                             8.7%                                   10.5%
(See pages 12 to 13 for details)                                       Estimated                              Estimated
                                                      Face              Market               Face              Market
Description                                          Amount              Value              Amount              Value
--------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                          $19,195,148        $18,536,060         $20,804,826        $20,738,204
                                                   -----------        -----------         -----------        -----------
                                                   -----------        -----------         -----------        -----------

                                                                             1.3%                                   1.0%
OTHER ASSETS                                                         $  2,732,930                            $ 2,066,916
                                                                     ------------                            ------------


                                                                             -1.7%                                  -3.5%
TOTAL LIABILITIES                                                     ($3,596,711)                           ($6,899,246)
                                                                     ------------                            ------------

TOTAL NET ASSETS                                                     $214,369,219                            $197,256,794
                                                                     ------------                            ------------
                                                                     ------------                            ------------


               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS

                                                                          SEPTEMBER 30, 1997
                                                                       FACE            ESTIMATED
                                                                      AMOUNT          MARKET VALUE
                                                                  --------------     --------------
MARKETABLE SECURITIES (PERCENT OF NET ASSE TS)                                                  7.0%

Morgan Guaranty Trust Co., 5.625%, November 14, 1997              $   1,000,000      $      999,271
Norwest Financial Inc., 6.5% November 15, 1997                          300,000             302,286
Norwest Corportation, 5.77%, November 21, 1997                        2,000,000           2,001,922
International Lease Finance Corp., 5.92%, January 15, 1998              500,000             499,083
Suntrust Banks, 8.875%, February 1, 1998                              1,500,000           1,517,880
Chase Manhattan Bank, 5.75%, February 10, 1998                        2,000,000           2,000,000
Citicorp, 10.15%, February 15, 1998                                     200,000             207,324
General Motors Acceptance Corp., 5.9%, February 19, 1998                985,000             994,545
General Motors Acceptance Corp., 5.9875%, February 23, 1998           1,300,000           1,299,363
American General Finance Corp., 7.25%, March 1, 1998                    500,000             507,880
Commercial Credit Co., 5.7%, March 1, 1998                              375,000             375,199
Associates Corp. of North America, 7.3%, March 15, 1998                 400,000             406,635
International Lease Finance Corp., 5.75%, March 15, 1998                400,000             399,940
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                        500,000             499,855
Royal Bank of Canada, 5.91%, June 17, 1998                            2,000,000           1,998,853
FCC National Bank, 5.75281%, July 2, 1998                             1,025,000           1,024,202
                                                                  --------------     --------------

TOTAL MARKETABLE SECURITIES                                       $  14,985,000      $   15,034,239
                                                                  --------------     --------------
                                                                  --------------     --------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                               8.7%

Dillard Investment Co., 6.35%, October 1, 1997                    $   1,000,000      $      999,824
Federal Home Loan Mortgage Corp., 7%, October 1, 1997                 8,639,000      $    8,007,000
Sonoco Prod Cd Note, 6.4%, October 1, 1997                            1,000,000      $      999,822
Pepsico Inc., 5.8%, October 3, 1997                                   1,200,000      $    1,199,420
International Lease Finance Corp., 5.52%, October 6, 1997               750,000      $      747,815
Schering Corp., 5.65%, October 6, 1997                                1,200,000      $    1,198,870
General Electric Capital Corp., 5.52%, October 9, 1997                1,200,000      $    1,195,952
Canadian Imperial Bank of Commerce, 5.55%, October 20, 1997             531,000      $      530,994
Commercial Credit Co., 5.53%, October 23, 1997                        1,747,000      $    1,728,215

TOTAL CASH EQUIVALENTS                                               17,267,000          16,607,912

CASH                                                                  1,928,148           1,928,148
                                                                  --------------     --------------

TOTAL CASH AND CASH EQUIVALENTS                                   $  19,195,148      $   18,536,060
                                                                  --------------     --------------
                                                                  --------------     --------------


               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS

                                                                          DECEMBER 31, 1996
                                                                       FACE            ESTIMATED
                                                                      AMOUNT          MARKET VALUE
                                                                  --------------     --------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                  12.4%

PNC Bank, 5.48%, January 6, 1997                                  $   2,200,000      $    2,199,643
Wells Fargo, 5.54%, January 28, 1997                                  2,300,000           2,300,446
Sears Roebuck Acceptance Corp, 7.48%, February 19, 1997                 100,000             102,187
General Motors Acceptance Corp, 5.88%, February 27, 1997                105,000             107,143
Sears Roebuck Acceptance Corp,7.72%, February 27, 1997                  800,000             812,000
Dean Witter Discover & Co., 5.75%, March 6,1997                         500,000             500,387
General Motors Acceptance Corp, 5.74%, March 18, 1997                 1,200,000           1,201,344
Sears Discover Credit Corp, 7.81%, March 18, 1997                     1,150,000           1,164,548
American Home Products, 6.88%, April 15, 1997                         2,000,000           2,019,323
Ford Motor Credit, 5.90%, May 5, 1997                                 1,400,000           1,405,337
Ford Motor Credit, 5.90%, May 5, 1997                                   350,000             350,875
Ford Motor Credit, 9.15%, May 7, 1997                                   500,000             515,010
Key Bank NA, 5.58%, May 14, 1997                                        900,000             899,130
American Express Centurion Bank, 5.58%, June 10, 1997                 2,300,000           2,299,862
Associates Corp of North America, 7.05%, June 30, 1997                  600,000             604,766
Bank One Columbus, 5.58%, July 1, 1997                                1,110,000           1,108,812
Associates Corp of North America, 5.88%, August 15, 1997              1,230,000           1,230,744
Key Bank of New York, 4.82%, September 4, 1997                        1,300,000           1,298,740
Bank One Milwaukee, NA, 5.26%, October 8, 1997                        1,000,000           1,002,870
Morgan Guaranty Trust Co., 5.38%, November 14, 1997                   1,000,000             999,271
Norwest Financial Inc., 6.50%, November 15, 1997                        300,000             302,286
Norwest Corp., 5.55%, November 21, 1997                               2,000,000           2,001,922
                                                                  --------------     --------------

TOTAL MARKETABLE SECURITIES                                       $  24,345,000      $   24,426,644
                                                                  --------------     --------------
                                                                  --------------     --------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                              10.5%

Gateway Fuel Corp, 7.15%, January 2, 1997                         $   2,177,000      $    2,176,135
Bell Atlantic Financial Services, 5.50%, January 14, 1997             2,650,000           2,638,664
Pioneer Hi-Bred Intl., 5.47%, January 15, 1997                        1,200,000           1,194,712
Bank of Montreal, 5.43%, January 27, 1997                             2,300,000           2,300,000
Canadian Imperial Bank, 5.39%, January 27, 1997                       2,400,000           2,400,000
HJ Heinz Co., 5.46%, January 29, 1997                                 2,370,000           2,354,184
General Electric Capital Corp, 5.34%, February 3, 1997                2,300,000           2,279,871
Bankers Trust Co., 5.35%, February 20, 1997                           2,000,000           2,007,723
Colonial PL Co Note, 5.60%, February 21, 1997                           800,000             792,658
Colonial PL Co Note, 5.35%, March 4, 1997                               783,000             773,109
General Electric Capital Corp., 5.45%, March 14, 1997                   300,000             296,321
                                                                  --------------     --------------
TOTAL CASH EQUIVALENTS                                               19,280,000          19,213,378

CASH                                                                  1,524,826           1,524,826
                                                                  --------------     --------------

TOTAL CASH AND CASH EQUIVALENTS                                   $  20,804,826      $   20,738,204
                                                                  --------------     --------------
                                                                  --------------     --------------


               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 16

                           NOTES TO FINANCIAL STATMENTS OF
                PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)


GENERAL

On April 29, 1988, Prudential Variable Contract Real Property Partnership (the "Partnership"), a general partnership organized under New Jersey law, was formed through an agreement among Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company ("Pruco Life"), and Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential Insurance Company of America, Pruco Life and Pruco Life of New Jersey.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

The Partnership's investments are valued on a daily basis, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net assets of the Partnership are valued using the current value of its investments as described in Note 1B & 1C below, plus an estimate of net income from operations reduced by any liabilities of the Partnership.

The periodic adjustments to property values described in Note 1B & 1C below and the corrections of previous estimates of net income are made on a prospective basis. There can be no assurance that all such adjustments and estimates will be made timely.

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

Note 1: Summary Of Significant Accounting Policies

    A: General - The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1996, Annual Report on Form 10-K.

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

                           NOTES TO FINANCIAL STATMENTS OF
                PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)


         The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; develops a standard package of information to be supplied to the appraisers; reviews and provides comments on all external appraisals and a sample of internal appraisals; assists in developing policy and procedures; and assists in the evaluation of the performance and competency of external appraisers. The property valuations are reviewed quarterly by Prudential Comptroller's Department Valuation Unit and the Chief Appraiser and adjusted if there has been any significant changes related to the property since the most recent independent appraisal.

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

         As described above, the estimated market value of real estate is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes that estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate fairly represents their estimated market values as of September 30, 1997 and December 31, 1996.

C: Real Estate Investment Trusts (REIT) - On September 24, 1997, the Partnership purchased 506,894 shares of Meridian Industrial Trust (Meridian) common stock. The valuation at 9/30/97 is based on the last reported price at which a security was sold on an exchange, adjusted for a prorated amount due back to Meridian for dividends declared but not earned.

D: Revenue Recognition - Rent from properties consists of all amounts earned under tenant operating leases including base rent, recoveries of real estate taxes and other expenses and charges for miscellaneous services provided to tenants. Revenue from leases that provide for scheduled rent increases is recognized as billed. Dividend income is accrued at the ex-dividend date.

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

G: Federal Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

                           NOTES TO FINANCIAL STATMENTS OF
                PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)


H: Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2: Commitment from Partner

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available under this commitment as of September 30, 1997 is approximately $47.8 million.

Note 3: Transactions with affiliates

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 1997, and 1996 management fees incurred by the Partnership were $1,944,966 and $1,848,541, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the nine months ended September 30, 1997 and 1996 were $86,313 and $88,693 respectively and are classified as administrative expenses in the statements of operations.

The Partnership owned a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest was owned by Prudential and one of its subsidiaries. The Partnership had contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of Prudential, to provide property management services at the Unit warehouses. The property management fees earned by PREMISYS, incurred by the Partnership and Prudential for the nine months ended September 30, 1997 and 1996 were $16,088 and $14,965, respectively.

Note 4: Commitment and Contingencies

As of September 30, 1997, the Partnership had an outstanding commitment to acquire an office building of approximately $9.5 million. Funding will be provided by existing cash. The purchase of this real estate investment is contingent on the developer's building the real estate according to the plans and specifications outlined in the pre-sale agreement.

PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THOUGHOUT THE PERIOD)

                                                01/01/97    07/31/97    01/01/96    01/01/95     01/01/94    01/01/93    01/01/92
                                                   TO          TO          TO          TO           TO          TO          TO
                                                09/30/97    09/30/97    12/31/96    12/31/95     12/31/94    12/31/93    12/31/92
                                                --------    --------    --------    --------     --------    --------    --------
Rent from properties                          $   1.4457  $   0.5090  $   1.9173  $   1.6387   $   1.2754  $   1.1659  $   1.0727
Income from interest in                       $   0.0367  $   0.0111  $   0.0510  $   0.0527   $   0.1838  $   0.2139  $   0.1970
Interest on mortgage                          $   0.0000  $   0.0000  $   0.0000  $   0.0000   $   0.0082  $   0.0755  $   0.0711
Interest from short-term                      $   0.1608  $   0.0538  $   0.1795  $   0.2199   $   0.1226  $   0.0549  $   0.0653
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------

INVESTMENT INCOME                             $   1.6433  $    .5739  $   2.1478  $   1.9113   $   1.5900  $   1.5102  $   1.4061
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------

Investment management                         $   0.1642  $   0.0562  $   0.2097  $   0.1936   $   0.1786  $   0.1673  $   0.1642
Real estate tax                               $   0.1382  $   0.0460  $   0.1991  $   0.1602   $   0.1399  $   0.1465  $   0.1488
Administrative                                $   0.1662  $   0.0887  $   0.1569  $   0.1484   $   0.1103  $   0.1187  $   0.1046
Operating expenses                            $   0.1964  $   0.0708  $   0.2442  $   0.1546   $   0.1332  $   0.1209  $   0.1241
Interest expense                              $   0.0186  $   0.0027  $   0.0412  $   0.0381   $   0.0255  $   0.0236  $   0.0215
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
EXPENSES                                      $   0.6835  $   0.2643  $   0.8511  $   0.6949   $   0.5875  $   0.5770  $   0.5632
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------

NET INVESTMENT INCOME                         $    .9597  $    .3096  $   1.2967  $   1.2164   $   1.0025  $   0.9332  $   0.8429
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------

Net realized loss on investments             ($   0.0227)($  0.0224) ($   0.1323) $   0.0000   $  (0.0966) $  (0.1816) $   0.0000
Net unrealized gain/(loss) on                 $   0.5073  $  0.0408  ($   0.2695) $   0.0581   $   0.2169  $   0.0152  $  (1.1359)
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
NET REALIZED AND UNREALIZED

GAIN/(LOSS) ON INVESTMENTS                    $   0.4846  $   0.3856 ($   0.4018) $   0.0581   $   0.1203  $  (0.1664) $  (1.1359)
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
Net increase/(decrease) in share              $   1.4443  $   0.6952  $   0.8949  $   1.2745   $   1.1228  $   0.7668  $  (0.2930)


Share Value at beginning of                   $  16.6486  $  17.3977  $  15.7537  $  14.4792   $  13.3564  $  12.5896  $  12.8826
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
Share Value at end of                         $  18.0929  $  18.0929  $  16.6486  $  15.7537   $  14.4792  $  13.3564  $  12.5896
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------
                                              ----------  ----------  ----------  ----------   ----------  ----------  ----------


Ratio of expenses to average net                   3.98%       1.49%       5.26%       4.62%        4.27%       4.44%       4.47%

Ratio of net investment income to
 average net assets                                5.59%       1.74%       8.01%       8.08%        7.29%       7.17%       6.69%


Number of shares outstanding at
 end of period (000's)                           11,848      11,848      11,848      12,037       12,241      13,031      14,189


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

(a) Liquidity and Capital Resources

At September 30, 1997, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities totaled $33,570,299, a decrease of $11,594,549 from liquid assets at December 31, 1996, which totaled $45,164,848. The decrease is due to property and REIT share acquisitions offset by cash received from property operations and interest income from short-term investments.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investments is approximately $47.8 million as of September 30, 1997.

The Partnership will ordinarily invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investment in cash and short-term obligations. At September 30, 1997, 15.40% of the Partnership's assets consisted of cash and cash equivalents and marketable securities. This is in excess of the target range because the Partnership anticipates the acquisition of one additional property in 1997 and cash is being retained for that purpose. The Partnership expects to close on a suburban office building in Nashville, TN in the fourth quarter, for an estimated price of $9.5 million.

Withdrawals from cash may be made during the remainder of 1997 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. As of September 30, 1997, and currently, the Partnership has adequate liquidity. Management anticipates that ongoing cash flow from operations and proceeds from the sale of properties will satisfy the Partnership's needs over the next three months and the immediate future.

During the quarter ended September 30, 1997, capital expenditures were approximately $244,000 if which $159,000 were for tenant alterations and leasing commissions. The majority of the capital expenditures were at the Pomona, CA warehouse ($93,000), the Morristown, NJ office building ($31,000), and the Roswell, GA retail complex ($38,000).

Projected capital expenditures for the remainder of 1997 total approximately $3.4 million, almost all of which are allocated for tenant alterations and leasing commissions. The Partnership is expecting to pay approximately $2.3 million in tenant improvements and $0.8 million in lease commissions. A major portion of this amount is budgeted for the Lisle, IL office building and is related to the re-leasing of the property. The actual amount of such expenditures will depend on the number of new leases signed, the timing of these lease executions, and the construction projects negotiated.

(b.1) Results of Operations - Portfolio

The following is a brief comparison of the Partnership's results of operations for the nine months ended September 30, 1997 and September 30, 1996.

The Partnership's net investment income for the first nine months of 1997 was $11,371,171, a decrease of $133,450 (1.2%) from $11,504,617 for the corresponding period of 1996. This was largely due to the loss of approximately $1.2 million in income from the sale of two properties held in 1996, offset by an increase of approximately $0.6 million in income from an acquisition that occurred in the fourth quarter of 1996. Income from properties held for the first nine months of both 1996 and 1997 increased by approximately $0.4 million.

The Partnership's results of operations unrelated to real estate investments for the period ended September 30, 1997 was a loss of $82,125, an increase of $733,348 (89.93%) from the $815,473 loss reported for the corresponding period of 1996. This increase was mainly due to increased interest income earned on a larger cash balance as discussed earlier. Components of income unrelated to specific real estate investments are $1,905,560 in interest income from short-term investments offset by $1,944,966 in investment management fee and $42,723 in administrative expense.

During the nine months ended September 30, 1997, the Partnership experienced a realized loss of $269,052 and a net unrealized gain of $6,010,306 on its real estate investments. The realized loss is the result of selling expenses related to the prior quarter sale of the Flint, MI office building and the current quarter sale of the Partnership's interest in the six Jacksonville, FL properties. The net unrealized gain is the result of market value increases in 9 properties held, totaling approximately $7 million, partially offset by market value decreases in 5 properties held, totaling approximately $1 million. The explanation for these changes are detailed in the following paragraphs.

(b.2) Results of Operations - Real Estate Investments

The following is a brief comparison of the Partnership's property results of operations and realized loss and net unrealized gains, by investment type, for the nine months ended September 30, 1997 and September 30, 1996.

OFFICE BUILDINGS

Income from property operations for the office buildings for the first nine months of 1997 was $4,360,103, a decrease of $161,962 (3.5%), from $4,522,065 for the corresponding period in 1996. This was primarily the result of the sale of the Flint, MI office building which resulted in a reduction of income of approximately $770,000 offset in part by the acquisition of the Beaverton, OR office building which provided an increase in income of approximately $640,000. Excluding the results of acquired and sold properties, income from property operations for the office buildings decreased by $30,882. For office properties held for the comparable period, revenue and expenses increased $162,363 and $193,245 respectively.

The five office buildings currently owned by the Partnership experienced a net unrealized gain of $1,350,148 for the first nine months of 1997. The office building in Oakbrook Terrace, IL had the largest unrealized gain of $622,610 due to the improving office market in suburban Chicago. The office buildings in Morristown, NJ and Nashville, TN also experienced unrealized gains of $489,508 and $393,520 respectively due to improving market conditions. Unrealized losses of $28,285 at the Beaverton, OR building and $127,205 at the Lisle, IL building offset the unrealized gains at the other office properties. Occupancy at three of the office buildings remained unchanged from December 31, 1996 while two office buildings increased in occupancy by 1%. Except for the office building in Morristown, NJ, all office buildings were 100% occupied at September 30, 1997. Occupancy at the Morristown, NJ office building as of September 30, 1997 was 93%. At the Lisle, IL office building the sole tenant, RR Donnelley, vacated at the end of its lease on September 30, 1997. This space is currently being marketed to prospective tenants expressing interest in leasing all or part of the building. As of September 30, 1997, all other vacant spaces are being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment complexes for the first nine months of 1997 was $2,892,473, a decrease of $124,395 (4.12%), from $3,016,868 for the corresponding period in 1996. The Farmington Hill, MI, the Raleigh, NC and the Atlanta, GA apartment complexes had decreases in net investment income of $51,009, $2,565 and $70,821, respectively.

The three apartment complexes owned by the Partnership experienced net unrealized losses of $838,029 for the first nine months of 1997. The apartment complex in Atlanta, GA experienced the largest unrealized loss of $557,369 due to increased competition in the market. Despite an increase in occupancy of 5% from December 31, 1996, this apartment complex experienced a significant unrealized loss. The Raleigh, NC apartment complex also experienced an unrealized loss of $268,849. This was due to higher than market leases expiring and renewing at lower market rates. Increased competition within the market also had a significant impact. This complex's occupancy rate has risen to 97% as of September 30, 1997, reestablishing its original December 31, 1996 rate of
97%.   The Farmington Hills, MI apartment complex experienced an unrealized loss of $11,811 due to capital expenditures at the property. Occupancy at this property was 92% as of September 30 1997, an increase of 4% from the December 31, 1996 occupancy of 88%.

RETAIL

Net investment income from property operations from the retail center for the first nine months of 1997 was $2,199,448, a decrease of $155,291 (6.5%), from $2,354,739 for the corresponding period in 1996. This was mainly the result of decreased occupancy at the Partnership's sole retail center, Roswell, GA. For the comparable period, revenues decreased by approximately $115,818 while expenses increased by approximately $39,472.

The retail center experienced an unrealized gain of $652,609 for the first nine months of 1997, although the property experienced a 3% decrease in occupancy from 96% at December 31, 1996 to 93% at September 30, 1997. The unrealized gain in value was due to a change in the appraiser's assumptions regarding base building capital requirements. Three tenants agreed to renew their leases during the nine months ended September 30, 1997. As of September 30, 1997, all other vacant spaces are being marketed.

INDUSTRIALS

Net investment income from property operations for the industrial properties for the first nine months of 1997 was $1,565,976, a decrease of $404,327 (20.5%), from $1,970,303 for the corresponding period in 1996. This was primarily the result of the sale of the Azusa, CA warehouse facility that accounted for $411,698 of the decrease. Excluding this sold property, income from property operations increased by $7,373. For properties held for the comparable period, revenue and expenses decreased approximately $145,000 and $151,000, respectively

The Partnership acquired two industrial buildings containing a total of approximately 277,000 square feet in Aurora, CO for approximately $8.6 million. The Partnership also acquired the existing land under the Pomona, CA warehouse for approximately $4 million during the third quarter.

The five industrial properties (including the land recently purchased in Pomona, CA) owned by the Partnership experienced a net unrealized gain of $1,992,239 for the first nine months of 1997. The largest single value gain was attributable to the purchase of the land under the Pomona CA, property. The land was acquired at a fixed below market option and was subsequently appraised producing an unrealized gain of $1,767,568. The Salt Lake City, UT and Aurora, CO properties experienced $111,868 and $29,414 in appreciation respectively due to completion of the construction. The Pomona, CA warehouse contributed $83,389 to the total net unrealized gain. Occupancy at both the Pomona, CA and Bolingbrook IL, warehouses remained unchanged at 100% for the period ending September 30, 1997. The recently acquired properties in Aurora, CO and Salt Lake City, UT were 100% vacant as of September 30, 1997. These spaces are currently being marketed to prospective tenants.

Income from interest in real estate properties relates to the Partnership's 50% co-investment in the Jacksonville, FL unit warehouses. The net investment income on this investment decreased by $20,819 (4.5%), from $456,115 for the first nine months of 1996 to $435,296 for the first nine months of 1997. A loss of $265,419 was realized upon the sale of this asset. The Partnership sold these properties to Meridian Industrial Trust (MDN) during the third quarter for net proceeds of $6.3 million.

The partnership also acquired 506,894 shares of Meridian Industrial Trust (Meridian) for $10,000,005 on September 24, 1997. Meridian is a self-administered and self-managed equity real estate investment trust (REIT) engaged in owning, operating, and leasing high quality, modern industrial properties nationwide. As of September 30, 1997, these shares experienced a $2,853,339 unrealized gain.

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





                             PRUCO LIFE INSURANCE COMPANY
                                    in respect of
                                 Pruco Life Variable
                            Contract Real Property Account

               -------------------------------------------------------





Date:   November 14, 1997                    By: /s/ Esther H. Milnes
     --------------------------------           -----------------------------
                                                Esther H. Milnes
                                                President and Director






Date:   November 14, 1997                    By: /s/ Linda Dougherty
     --------------------------------           -----------------------------
                                                Linda Dougherty
                                                Vice President, Comptroller and
                                                Chief Accounting Officer