Form 10-Q
period 1998-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1998-05-15
CIK 801348

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended March 31, 1998

                                          OR

_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-86780



                             PRUCO LIFE INSURANCE COMPANY

                                    in respect of

                 PRUCO LIFE VARIABLE CONTRACT REAL  PROPERTY ACCOUNT
                 ----------------------------------------------------
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

                                    (800) 445-4571
                    ----------------------------------------------
                 (Registrant's Telephone Number, including area code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              YES  X   NO
                                                           ---     ---

     PRUCO LIFE VARIABLE  CONTRACT  REAL  PROPERTY  ACCOUNT
                                     (Registrant)


                                                                           PAGE
PART I - FINANCIAL INFORMATION                                             -----

     Item 1.  Financial Statements

     A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

               Statements of Net Assets - March 31, 1998 (Unaudited)
               and December 31, 1997                                         3

               Statements of Operations and Changes In Net Assets
               (Unaudited) - Three Months Ended March 31, 1998 and 1997      3

               Notes to the Financial Statements (Unaudited)                 4

     B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

               Statements of Assets and Liabilities - March 31, 1998
               (Unaudited) and December 31, 1997                             7

               Statements of Operations (Unaudited) - Three Months
               Ended March 31, 1998 and 1997                                 8

               Statements of Changes in Net Assets - Three Months Ended
               March 31, 1998 (Unaudited) and Year Ended December 31, 1997   9

               Statements of Cash Flows (Unaudited) - Three Months Ended
               March 31, 1998 and 1997                                       10

               Schedule of Investments - March 31, 1998 (Unaudited) and
               December 31, 1997                                             11

               Notes to the Financial Statements (Unaudited)                 14

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      17

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                             19

     Item 2.   Changes in Securities                                         19

     Item 3.   Defaults Upon Senior Securities                               19

     Item 4.   Submission of Matters to a Vote of Security Holders           19

     Item 5.   Other Information                                             19

     Item 6.   Exhibits and Reports on Form 8-K                              19



     Signature Page                                                          20

                               FINANCIAL STATEMENTS OF
                  PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                               STATEMENT OF NET ASSETS



                                                                          MARCH 31, 1998
                                                                            (UNAUDITED)           DECEMBER 31, 1997
                                                                         -----------------        -----------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)
                                                                         $     111,139,904        $     109,495,293
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------

NET ASSETS,   representing:
Equity of Contract Owners (Note 4)                                       $      85,579,634        $      86,228,329
Equity of Pruco Life Insurance Company                                          25,560,270               23,266,964
                                                                         -----------------        -----------------
                                                                         $     111,139,904        $     109,495,293
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------




               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS




                                                                           THREE MONTHS             THREE MONTHS
                                                                                ENDED                   ENDED
                                                                           MARCH 31, 1998           MARCH 31, 1997
                                                                         -----------------        -----------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations
                                                                         $       1,700,231        $       1,932,025

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration (Note 5)
                                                                                   132,389                  133,588
                                                                         -----------------        -----------------

NET INVESTMENT INCOME
                                                                                 1,567,842                1,798,437
                                                                         -----------------        -----------------

Net Change in Unrealized Gain (Loss) on Investments in Partnership                 (55,620)                 207,616
Net Realized Gain (Loss) on Sale of Investments in Partnership                           0                   (1,110)
                                                                         -----------------        -----------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                     $       1,512,222        $       2,004,943
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 6)                                     (1,799,741)              (1,940,403)

Net Contributions by Pruco Life Insurance Company                                1,932,130                2,073,991
                                                                         -----------------        -----------------
NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                                132,389                  133,588
                                                                         -----------------        -----------------

TOTAL INCREASE IN NET ASSETS                                             $       1,644,611        $       2,138,531

NET ASSETS:
Beginning of period                                                      $     109,495,293        $      98,385,259
                                                                         -----------------        -----------------
End of period                                                            $     111,139,904        $     100,523,790
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------





                SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 THROUGH 6

                       NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                         FOR THE PERIOD ENDED MARCH 31, 1998
                                    (UNAUDITED)


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


NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Real Property Account have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Real Property Account's Annual Report on Form 10-K for that year.

The accompanying financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Real Property Account's financial position and results of operations. Interim results are not necessarily indicative of results for a full year.

B.   INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 1998 the Real Property Account's interest in the Partnership was 49.9% or 5,909,534 shares.

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of March 31, 1998, the investment in the Partnership of $111,139,904 was derived from the share value of $18.806914 and 5,909,534 shares outstanding. The aggregate cost of investments in the Account was $63,772,990.


NOTE 4:       CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity at March 31, 1998 were as follows:



                                                     VAL            VLI            SPVA          SPVL           TOTAL
                                                  -----------    ----------     ----------     ----------     -----------
CONTRACT OWNER UNITS OUTSTANDING:                 42,407,062     2,730,524       630,075       3,127,319      48,894,980
UNIT VALUE:                                         1.75706       1.80774        1.63193        1.63193
CONTRACT OWNER EQUITY:                            74,511,753     4,936,078      1,028,238      5,103,565      85,579,634




NOTE 5:    CHARGES AND EXPENSES

A.   MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. Of the $132,389 of charges to contract owners, $127,057 represented mortality risk and expense risk charges.


NOTE 6:   NET  WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the Pruco Life products for the period ended March 31, 1998, were as follows:


                                                     VAL            VLI            SPVA          SPVL           TOTAL
                                                  -----------    ----------     ----------     ----------     -----------
CONTRACT OWNER NET PAYMENTS:                        990,936        117,802         (49)           (723)       1,107,966
POLICY LOANS:                                      (561,552)       (7,209)           0           (98,290)     (667,051)
POLICY LOAN REPAYMENTS AND INTEREST:                420,036        17,805            0            19,156       456,998
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS:      (1,233,844)     (100,670)      (171,572)       (86,983)     (1,593,069)
NET TRANSFERS FROM/TO OTHER SUBACCOUNTS
   OR FIXED RATE OPTIONS:                          (727,919)      (35,506)       (13,224)         6,119        (770,529)
DMINISTRATIVE AND OTHER CHARGES                    (275,658)      (49,410)           0           (8,988)       (334,055)
                                                  -----------    ----------     ----------     ----------     -----------

NET WITHDRAWALS                                   (1,387,999)     (57,189)       (184,845)      (169,708)     (1,799,741)
                                                  -----------    ----------     ----------     ----------     -----------
                                                  -----------    ----------     ----------     ----------     -----------


NOTE 7:   UNIT ACTIVITY

Transactions in units for the period ended March 31, 1998 were as follows:


                                              VAL               VLI                 SPVA                SPVL
                                        --------------      ------------        -------------       ------------

CONTRACT OWNER CONTRIBUTIONS:            1,220,911.300       76,640.459             24.905           17,970.350
CONTRACT OWNER REDEMPTIONS:             (2,015,053.441)     (108,415.838)       (114,042.315)       (122,474.450)


              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES


                                                                          MARCH 31, 1998
                                                                            (UNAUDITED)           DECEMBER 31, 1997
ASSETS                                                                   -----------------        -----------------

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  3/31/98 -- $203,569,251; 12/31/97 -- $201,670,248)            $     183,828,425        $     181,317,624
  Real estate investment trust (cost:  3/31/98 -- $10,000,005;
   12/31/97 -- $10,000,005)                                                     11,800,492               12,523,805
                                                                         -----------------        -----------------

       Total real estate investments
                                                                               195,628,917              193,841,429

MARKETABLE SECURITIES - At estimated market value
   (cost:  3/31/98 -- $8,150,000; 12/31/97 -- $13,939,000)               $       8,163,509        $      13,971,421

CASH AND CASH EQUIVALENTS                                                       20,487,195               12,880,560

DIVIDEND RECEIVABLE                                                                      0                  146,999

ACCRUED INVESTMENT INCOME AND OTHER ASSETS
  (net of allowance for uncollectible accounts:  3/31/98 --
  $73,000;  12/31/97 -- $68,000)                                                 1,852,470                1,904,726
                                                                         -----------------        -----------------

       Total assets                                                            226,132,091              222,745,135
                                                                         -----------------        -----------------

LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            1,874,052                1,842,027

DUE TO AFFILIATES                                                                  836,648                  832,922

OTHER LIABILITIES                                                                  592,268                  538,413
                                                                         -----------------        -----------------

       Total liabilities                                                         3,302,968                3,213,362
                                                                         -----------------        -----------------

       Partners' equity                                                        222,829,123              219,531,773
                                                                         -----------------        -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                         226,132,091              222,745,135
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                   11,848,275               11,848,275
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------

SHARE VALUE AT END OF PERIOD                                             $           18.81        $           18.53
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------





               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 14 THROUGH 15

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                            THREE MONTHS             THREE MONTHS
                                                                                ENDED                   ENDED
                                                                           MARCH 31, 1998           MARCH 31, 1997
INVESTMENT INCOME:                                                       -----------------        -----------------
 Revenue from real estate and improvements                               $       5,750,047        $       5,530,131
 Income from Interest in properties                                                      0                  182,633
 Interest on short-term investments                                                279,071                  591,791
                                                                         -----------------        -----------------

     Total investment income                                                     6,029,118                6,304,555
                                                                         -----------------        -----------------

EXPENSES:
 Investment managment fee                                                          683,479                  625,218
 Real estate taxes                                                                 613,734                  552,577
 Administrative expense                                                            424,393                  433,858
 Operating expense                                                                 898,647                  725,189
 Interest expense                                                                        0                   94,113
                                                                         -----------------        -----------------

     Total investment expenses                                                   2,620,253                2,430,955
                                                                         -----------------        -----------------

NET INVESTMENT INCOME                                                            3,408,865                3,873,600
                                                                         -----------------        -----------------

REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
Net proceeds from real estate investments
  sold                                                                                   0                        0
Less:  Cost of real estate investments sold                                              0                    2,225
       Realization of prior periods' unrealized
       gain on real estate investments sold                                              0                        0
                                                                         -----------------        -----------------

Net (loss) realized on real estate
       investments sold                                                                  0                   (2,225)
                                                                         -----------------        -----------------

Change in unrealized (loss) gain on real estate
 investments                                                                      (111,515)                 416,255
                                                                         -----------------        -----------------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                                              (111,515)                 414,030
                                                                         -----------------        -----------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                         $       3,297,350        $       4,287,630
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------





               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 14 THROUGH 15

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF CHANGES IN NET ASSETS



                                                                            THREE MONTHS
                                                                               ENDED                 YEAR ENDED
                                                                           MARCH 31, 1998         DECEMBER 31, 1997
                                                                         -----------------        -----------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                                   $       3,408,865        $      13,789,747
 Net gain realized on real estate investments sold                                       0                  306,040
 Net unrealized (loss) gain from real estate investments                          (111,515)               8,179,192
                                                                         -----------------        -----------------

     Net increase in net assets resulting from operations                        3,297,350               22,274,979
                                                                         -----------------        -----------------

NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
 (3/31/98 -- 0 shares; 12/31/97 -- 0 shares)                                             0                        0
                                                                         -----------------        -----------------

     Net decrease in net assets resulting from
     capital transactions                                                                0                        0
                                                                         -----------------        -----------------

NET INCREASE IN NET ASSETS                                                       3,297,350               22,274,979

NET ASSETS -  Beginning of period                                              219,531,773              197,256,794
                                                                         -----------------        -----------------

NET ASSETS -  End of period                                              $     222,829,123        $     219,531,773
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------





               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 14 THROUGH 15

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                            THREE MONTHS            THREE MONTHS
                                                                                ENDED                    ENDED
                                                                           MARCH 31, 1998           MARCH 31, 1997
                                                                         -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                    $       3,297,350        $       4,287,630
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss (gain) on investments                            111,515                 (414,030)
 Decrease (Increase) in:
   Dividend Receivable                                                             146,999                        0
   Accrued investment income and other assets                                       52,256                 (492,694)
 (Decrease) Increase in:
   Obligation under capital lease                                                        0                 (282,337)
   Accounts payable and accrued expenses                                            32,025                 (136,182)
   Due to affiliates                                                                 3,726                   (3,876)
   Other liabilities                                                                53,855                   (9,131)
                                                                         -----------------        -----------------

      Net cash flows from operating activities                                   3,697,726                2,949,380
                                                                         -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Improvements and additional costs on prior purchases:
  Additions to real estate owned                                                (1,899,003)                (194,088)
 Sale of marketable securities                                                   5,807,912                4,479,421
                                                                         -----------------        -----------------

      Net cash flows from investing activities                                   3,908,909                4,285,333
                                                                         -----------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                                 0                        0
                                                                         -----------------        -----------------

      Net cash flows from financing activities                                           0                        0
                                                                         -----------------        -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          7,606,635                7,234,713

CASH AND CASH EQUIVALENTS - Beginning of period                                 12,880,560               20,738,204
                                                                         -----------------        -----------------

CASH AND CASH EQUIVALENTS - End of period                                $      20,487,195        $      27,972,917
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------




               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 14 THROUGH 15

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS


                                                    MARCH 31,1998  (UNAUDITED)            DECEMBER 31,1997
                                                  ------------------------------   -----------------------------
                                                                      ESTIMATED                      ESTIMATED
                                                                        MARKET                         MARKET
                                                       COST             VALUE          COST            VALUE
                                                  --------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                       82.5%                          82.6%
Location                 Description
----------------------------------------------------------------------------------------------------------------
Lisle, IL                Office Building           $19,396,600       $11,222,666    $17,916,983     $10,278,959
Atlanta, GA              Garden Apartments          15,446,293        15,100,000     15,446,293      15,100,000
Pomona, CA               Warehouse                  23,637,049        19,504,613     23,637,049      19,504,612
Roswell, GA              Retail Shopping Center     31,957,202        29,591,678     31,858,198      29,547,042
Morristown, NJ           Office Building            18,931,914        11,400,000     18,931,914      10,805,918
Bolingbrook, IL          Warehouse                   8,948,028         7,100,000      8,948,028       7,100,000
Farmington Hills, MI     Garden Apartments          13,652,821        14,810,850     13,641,971      14,805,258
Raleigh, NC              Garden Apartments          15,808,129        16,503,269     15,804,860      16,525,751
Nashville, TN            Office Building             8,624,450         9,610,622      8,613,828       9,611,329
Oakbrook Terrace, IL     Office Complex             12,725,366        14,300,000     12,725,366      14,100,000
Beaverton, OR            Office Complex             10,728,617        11,200,332     10,728,285      10,700,000
Salt Lake City, UT       Industrial Building         5,388,134         5,350,000      5,388,134       5,350,000
Aurora, CO               Industrial Building         8,782,938         8,631,439      8,540,585       8,400,000
Brentwood, TN            Office Complex              9,541,711         9,502,956      9,488,755       9,488,755
                                                  --------------------------------------------------------------
                                                  $203,569,251      $183,828,425   $201,670,248    $181,317,624
                                                  --------------------------------------------------------------
                                                  --------------------------------------------------------------


REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                        5.3%                           5.7%

----------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)             $ 10,000,005      $ 11,800,492   $ 10,000,005    $ 12,523,805
                                                  ------------      ------------   ------------    ------------
                                                  ------------      ------------   ------------    ------------


                                                           MARCH 31,1998                 DECEMBER 31, 1997
                                                  ------------------------------   -----------------------------
                                                                     ESTIMATED                      ESTIMATED
                                                      FACE             MARKET          FACE           MARKET
                                                     AMOUNT             VALUE         AMOUNT          VALUE
                                                  --------------------------------------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                               3.7%                           6.4%
(See pages 12 to 13 for details)
Description
----------------------------------------------------------------------------------------------------------------
Marketable Securities                             $  8,150,000       $ 8,163,509   $ 13,939,000    $ 13,971,421
                                                  ------------      ------------   ------------    ------------
                                                  ------------      ------------   ------------    ------------


CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                           9.2%                           5.9%
(See pages 12 to 13 for details)
Description
----------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                         $ 20,548,316      $ 20,487,195   $ 12,918,158    $ 12,880,560
                                                  ------------      ------------   ------------    ------------
                                                  ------------      ------------   ------------    ------------



               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 14 THROUGH 15

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS
                                     (UNAUDITED)

                                                                                       MARCH 31, 1998
                                                                         ------------------------------------------
                                                                                FACE                   ESTIMATED
                                                                               AMOUNT                MARKET VALUE
                                                                         -----------------        -----------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                  3.7%

Federal Home Loan Banks, 5.09%, May 11, 1998                             $         300,000        $         299,743
Royal Bank of Canada, 5.91%, June 17, 1998                                       2,000,000                1,998,853
FCC National Bank, 5.55%, July 2, 1998                                           1,025,000                1,024,202
General Mills, Inc., 5.38%, July 8, 1998                                           250,000                  249,238
Chrysler Financial Corp., 6.28%, July 17, 1998                                     500,000                  501,075
Corestates Bank, N.A., 5.63%, October 16, 1998                                   1,000,000                1,000,000
Federal Home Loan Banks, 5.76%, December 29, 1998                                  150,000                  150,104
American Express Credit Corp., 7.375%, February 1, 1999                            325,000                  329,342
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999                     1,000,000                  999,520
Federal National Mortgage Assoc., 5.33%, February 12, 1999                         100,000                   99,703
International Lease Finance Corp., 7.50%, March 1, 1999                            500,000                  508,250
General Motors Acceptance Corp., 6.04%, March 19, 1999                           1,000,000                1,003,480
                                                                         -----------------        -----------------

TOTAL MARKETABLE SECURITIES                                              $       8,150,000        $       8,163,509
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)
                                                                                                               9.2%

Honeywell, Inc., 6.10%, April 1, 1998                                    $       1,205,000        $       1,204,796
Nike, Inc., 5.52%,  April 3, 1998                                                1,235,000                1,230,834
Transamerica Finance Corp., 5.54%, April 6, 1998                                   887,000                  882,632
Bellsouth Telecommunications, Inc., 5.59%, April 9, 1998                         1,250,000                1,248,253
General Mills, Inc., 5.60%, April 9, 1998                                        1,000,000                  998,600
Dillard Investment Co., Inc., 5.58%, April 14, 1998                              1,250,000                1,247,288
Paccar Financial Corp., 5.52%, April 14, 1998                                      505,000                  502,445
Ford Motor Credit Co., 5.53%, April 17, 1998                                     1,236,000                1,228,595
Paccar Financial Corp., 5.51%, April 17, 1998                                      725,000                  721,893
Potomac Electric power Co., 5.52%, April 17, 1998                                  850,000                  846,220
Bell Atlantic Network Funding Corp., 5.51%, April 21, 1998                       1,250,000                1,243,878
Dresser Industries, Inc., 5.55%, April 21, 1998                                  1,000,000                  994,450
Ciesco, L.P., 5.50%, April 24, 1998                                              1,235,000                1,226,887
General Electric Capital Corp., 5.60%, April 27, 1998                            1,250,000                1,244,750
Merrill Lynch & Co., Inc., 5.57%, April 30, 1998                                 1,000,000                  995,358
National Bank of Canada, 5.59%, June 3, 1998                                     1,000,000                1,000,000
                                                                         -----------------        -----------------

TOTAL CASH EQUIVALENTS                                                          16,878,000               16,816,879

CASH                                                                             3,670,316                3,670,316
                                                                         -----------------        -----------------

TOTAL CASH AND CASH EQUIVALENTS                                          $      20,548,316        $      20,487,195
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------




               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 14 THROUGH 15

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS



                                                                                     DECEMBER 31, 1998
                                                                         ------------------------------------------
                                                                                FACE                   ESTIMATED
                                                                               AMOUNT                MARKET VALUE
                                                                         -----------------        -----------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                  6.4%

International Lease Finance Corp., 5.92%, January 15, 1998               $         500,000        $         499,083
Smith Barney Holding Inc., 5.70%, January 28, 1998                               1,304,000                1,285,475
Suntrust Banks, 8.875%, February 1, 1998                                         1,500,000                1,517,880
Chase Manhattan Bank, 5.75%, February 10, 1998                                   2,000,000                2,000,000
Beneficial Corp., 9.125%, February 15, 1998                                        700,000                  705,948
Citicorp, 10.15%, February 15, 1998                                                200,000                  207,324
General Motors Acceptance Corp., 5.9%, February 19, 1998                           985,000                  994,545
General Motors Acceptance Corp., 5.9875%, February 23, 1998                      1,300,000                1,299,363
American General Finance Corp., 7.25%, March 1, 1998                               500,000                  507,880
Commercial Credit Co., 5.7%, March 1, 1998                                         375,000                  375,199
Associates Corp. of North America, 7.3%, March 15, 1998                            400,000                  406,635
International Lease Finance Corp., 5.75%, March 15, 1998                           400,000                  399,940
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                                   500,000                  499,855
Royal Bank of Canada, 5.91%, June 17, 1998                                       2,000,000                1,998,853
FCC National Bank, 5.75281%, July 2, 1998                                        1,025,000                1,024,202
General Mills Inc., 5.38%, July 8, 1998                                            250,000                  249,238
                                                                         -----------------        -----------------

TOTAL MARKETABLE SECURITIES                                              $      13,939,000        $      13,971,421
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                              5.9%

Barnett Bank, Inc., 6.70%, January 2, 1998                               $       1,235,000        $       1,234,540
American Greetings Corp., 6.26%, January 5, 1998                                 1,250,000                1,247,179
Xerox Capital, 5.85%, January 6, 1998                                            1,000,000                  995,775
Nike Inc., 6.10%, January 8, 1998                                                1,215,000                1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                                   1,000,000                  996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                                 750,000                  747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                                1,000,000                  994,313
Bank of Montreal, 5.90%, January 16, 1998                                        1,000,000                1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                             1,000,000                  993,175
General Electric Capital Corp., 5.74%, February 9, 1998                          1,000,000                  990,593
                                                                         -----------------        -----------------

TOTAL CASH EQUIVALENTS                                                          10,450,000               10,412,402

CASH                                                                             2,468,158                2,468,158
                                                                         -----------------        -----------------

TOTAL CASH AND CASH EQUIVALENTS                                          $      12,918,158        $      12,880,560
                                                                         -----------------        -----------------
                                                                         -----------------        -----------------




               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 14 THROUGH 15

                           NOTES TO FINANCIAL STATEMENTS OF
                PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                    MARCH 31, 1998
                                     (UNAUDITED)

Note 1:   Summary Of Significant Accounting Policies

     A: The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1997 Annual Report on Form 10K.

     B: Cash and Cash Equivalents - For purposes of the statement of cash flows, all short-term investments with a maximum maturity of three months and investments in money market funds with a maximum weighted average maturity of three months are considered to be cash equivalents.

Note 2:  Commitment From Partner

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in estimated market value net assets of the Partnership. The amount available under this commitment for property purchases as of March 31, 1998 is approximately $46 million.

Note 3:  Related Party Transactions

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 1998 and 1997 management fees incurred by the Partnership were $683,479 and $625,218 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the three months ended March 31, 1998, and 1997 were $29,032 and $28,970, respectively, and are classified as administrative expenses in the statements of operations.

The Partnership owned a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest was owned by Prudential and one of its subsidiaries. In September 1997, the Unit warehouses were sold as part of an industrial package for cash of $12,544,659. The partnership's share of the proceeds was $6,272,329.

                           NOTES TO FINANCIAL STATEMENTS OF
                PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                    MARCH 31, 1998
                                     (UNAUDITED)

The Partnership had contracted with PREMISYS Real Estate Services, Inc. (PREMISYS), an affiliate of Prudential, to provide property management services at the Unit warehouses. Prudential sold this affiliate in 1997. The property management fee earned by PREMISYS, incurred by the Partnership and Prudential for the three months ended March 31, 1997, was $9,141.


Note 4:   Accrued Investment Income and Other Assets

Cash equivalents are carried at market value. Cash of $120,676 and $128,089 at March 31, 1998 and December 31, 1997, respectively, was maintained by the properties for tenant security deposits and is included in accrued Investment Income and Other Assets on the Statements of Assets and Liabilities.


PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THROUGHOUT THE PERIOD)

                                                       01/01/98      01/01/97     01/01/96     01/01/95     01/01/94     01/01/93
                                                           TO           TO           TO           TO           TO           TO
                                                        3/31/98      12/31/97     12/31/96     12/31/95     12/31/94     12/31/93
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Rent from properties                                   $  0.4853    $  1.8216    $  1.9173    $  1.6387    $  1.2754    $  1.1659
Income from interest in properties                     $  0.0000    $  0.0367    $  0.0510    $  0.0527    $  0.1838    $  0.2139
Interest on mortgage loans                             $  0.0000    $  0.0000    $  0.0000    $  0.0000    $  0.0082    $  0.0755
Dividend income from real estate investment trusts     $  0.0000    $  0.0134    $  0.0000    $  0.0000    $  0.0000    $  0.0000
Interest from short-term investments                   $  0.0236    $  0.1946    $  0.1795    $  0.2199    $  0.1226    $  0.0549
                                                       ---------    ---------    ---------    ---------    ---------    ---------

INVESTMENT INCOME                                      $  0.5089    $  2.0663    $  2.1478    $  1.9113    $  1.5900    $  1.5102
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------    ---------    ---------

Investment management fee                              $  0.0578    $  0.2229    $  0.2097    $  0.1936    $  0.1786    $  0.1673
Real estate tax expense                                $  0.0518    $  0.1864    $  0.1991    $  0.1602    $  0.1399    $  0.1465
Administrative expenses                                $  0.0358    $  0.1963    $  0.1569    $  0.1484    $  0.1103    $  0.1187
Operating expenses                                     $  0.0758    $  0.2782    $  0.2442    $  0.1546    $  0.1332    $  0.1209
Interest expense                                       $  0.0000    $  0.0186    $  0.0412    $  0.0381    $  0.0255    $  0.0236
                                                       ---------    ---------    ---------    ---------    ---------    ---------
EXPENSES                                               $  0.2212    $  0.9024    $  0.8511    $  0.6949    $  0.5875    $  0.5770
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------    ---------    ---------

NET INVESTMENT INCOME                                  $  0.2877    $  1.1639    $  1.2967    $  1.2164    $  1.0025    $  0.9332
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------    ---------    ---------


Net realized loss on investments sold                  $  0.0000    $  0.0258   ($  0.1323)   $  0.0000    $ (0.0966)   $ (0.1816)
Net unrealized gain/(loss) on investments              $ (0.0094)   $  0.6903   ($  0.2695)   $  0.0581    $  0.2169    $  0.0152
                                                       ---------    ---------    ---------    ---------    ---------    ---------
NET REALIZED AND UNREALIZED
GAIN/(LOSS) ON INVESTMENTS                             $ (0.0094)   $  0.7162   ($  0.4018)   $  0.0581    $  0.1203    $ (0.1664)
                                                       ---------    ---------    ---------    ---------    ---------    ---------

Net increase/(decrease) in share value                 $  0.2783    $  1.8800    $  0.8949    $  1.2745    $  1.1228    $  0.7668

Share Value at beginning of period                     $ 18.5286    $ 16.6486    $ 15.7537    $ 14.4792    $ 13.3564   $  12.5896
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Share Value at end of period
                                                       $ 18.8069    $ 18.5286    $ 16.6486    $ 15.7537    $ 14.4792    $ 13.3564
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------    ---------    ---------

Ratio of expenses to average net assets                  1.18%        5.16%        5.26%        4.62%        4.27%        4.44%

Ratio of net investment income to
 average net assets                                      1.54%        6.66%        8.01%        8.08%        7.29%        7.17%

Number of shares outstanding at
 end of period (000's)                                  11,848       11,848       11,848       12,037       12,241       13,031



ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1G .

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Pruco Life Variable Contract Real Property Account ("the Account") are invested in the Prudential Variable Contract Real Property Partnership ("the Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, "the Partners").

(a) Liquidity and Capital Resources

As of March 31, 1998, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities (excluding the Partnership's shares in Meridian Industrial Trust REIT) were $28.7 million; an increase of $1.8 million from $26.9 million as of December 31, 1997. This increase is due primarily to cash received from the operations of the Partnership's properties and interest income received from short term investments.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investment is approximately $45.9 million as of March 31, 1998.

The Partnership generally invests 10-15% of its assets in cash and short-term obligations to maintain liquidity; however its investment policy allows up to 30% investments in cash and short term obligations. At March 31, 1998, 12.67% of the Partnership's assets consisted of cash, cash equivalents and marketable securities (excluding the REIT shares).

Withdrawals from cash may be made during the remainder of 1998 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. As of March 31, 1998, and currently, the Partnership has adequate liquidity.

During the quarter ended March 31, 1998, capital expenditures were approximately $1.9 million of which $1.4 million were for tenant alterations and leasing commissions. The majority of capital expenditures were at the Warrenville, IL office building, and the Aurora, CO industrial center which accounted for $1.5 million, and $0.2 million respectively.

(b.1) Results of Operations - Portfolio

The following is a brief comparison of the Partnership's results of operations for the three months ended March 31, 1998 and 1997.

The Partnership's net investment income for the first three months of 1998 was $3.4 million, a decrease of $0.5 million (12%) from $3.9 million for the corresponding period of 1997. This was due largely to the loss of income of approximately $0.5 million from the Lisle, IL office building, which was substantially vacant for the first quarter of 1998.

The Partnership's income unrelated to specific properties for the period ended March 31, 1998 resulted in a decrease of $0.4 million of income compared to the corresponding period in 1997. Components of unrelated property activity were $0.3 million in interest income from short-term investments, offset by $0.7 million in investment management fees.

During the three months ended March 31, 1998 and 1997, the Partnership experienced an unrealized loss of $0.1 million and an unrealized gain of $0.4 million, respectively on its real estate investments. For the quarter ended March 31, 1998, the net unrealized loss was the result of market value decreases in 6 properties held, totaling $0.7 million and the decrease in the value of Meridian REIT shares of $0.7 million, offset by an increase in market value in 3 properties held, totaling $1.3 million. For the quarter ended March 31, 1997, the net unrealized gain was the result of market value decreases in 6 properties held, totaling $0.4 million, offset by an increase in market value in 4 properties held, totaling $0.8 million. The explanation for these changes are detailed in the following paragraphs.


(b.2)  Results of Operations - Property

The following is a brief comparison of the Partnership's property results of operations and realized loss and net unrealized gains, by investment type, for the three months ended March 31, 1998 and 1997.

OFFICE PROPERTIES

Income from property operations for the office buildings for the first three months of 1998 increased 3.6%, over the corresponding period in 1997.

The office properties owned by the Partnership experienced a net unrealized gain of $0.7 million and $0.8 million for the first three months of 1998 and 1997, respectively. Office appreciation for 1998 can be explained as follows: the office in Morristown, NJ had the largest unrealized gain of $0.6 million due to the increase in market rents within the property's submarket. The Oakbrook, IL building also had an increase of $0.2 million due to rent steps in each lease which increase cash flow, and the Beaverton, Oregon building increased $0.5 million primarily due to an increase in market rent and lower estimated tenant improvement costs. These unrealized gains were offset primarily by the Lisle, IL building which decreased $0.5 million, due to capital expenditures completed in the building, and the two buildings in Tennessee which in total decreased $0.1 million.

APARTMENT COMPLEXES

Income from property operations from the apartment complexes for the first three months of 1998 was $1.0 million, an increase of 9.8%, from $0.9 million for the corresponding period in 1997. The Farmington Hill, MI, apartment complex had an increase in net investment income of $0.1 million, while the other two apartment complexes had immaterial income effects.

RETAIL PROPERTY

Net investment income for the Partnership's retail property for the first three months of 1998 was $0.8 million, which remained unchanged from $0.8 million for the corresponding period in 1997. The center was 98% occupied during the first quarter of 1998, while it achieved a 96% rate in the prior year.

The retail center experienced an immaterial unrealized loss in both the first three months of 1998 and 1997. There were no significant changes in occupancy, market, or leasing activity at the center.

REAL ESTATE INVESTMENT TRUSTS

The Partnership holds 506,894 shares of Meridian Industrial Trust. Meridian is a self-administered and self-managed equity real estate investment trust (REIT) engaged in owning, operating and leasing high quality, modern industrial properties nationwide. For the three months ended March 31, 1998, these shares experienced an unrealized loss of $0.7 million as a result of the general decline in the market value of REIT stocks.

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





                             PRUCO LIFE INSURANCE COMPANY
                                    in respect of
                                 Pruco Life Variable
                            Contract Real Property Account

                 ---------------------------------------------------



Date:    May 14, 1998                   By: \s\
      -----------------                     ----------------------------------
                                            Esther H. Milnes
                                            President and Director






Date:    May 14, 1998                   By: \s\
      -----------------                     ----------------------------------

                                           James Schlomann
                                           Vice President, Comptroller and
                                           Chief Accounting Officer