Form 10-Q
period 1998-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1998-11-16
CIK 801348

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended September 30, 1998

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

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

     A.    PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

               Statements of Net Assets - September 30, 1998 and
               December 31, 1997                                              3

               Statements of Operations and Changes In Net Assets -
               Nine Months Ended September 30, 1998 and 1997                  3

               Notes to the Financial Statements                              4

     B.    THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

               Statements of Assets and Liabilities - September 30,
               1998 and December 31, 1997                                     6

               Statements of Operations - Nine and Three Months Ended
               September 30, 1998 and 1997                                    7

               Statements of Changes in Net Assets - Nine Months Ended
               September 30, 1998 and Year Ended December 31, 1997            8

               Statements of Cash Flows - Nine Months Ended September
               30, 1998 and 1997                                              9

               Schedule of Investments - September 30, 1998 and
               December 31, 1997                                             10

               Notes to the Financial Statements                             13

               Per Share Information                                         14

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         15

PART II - OTHER INFORMATION

  Item 1.      Legal Proceedings                                             18

  Item 2.      Changes in Securities                                         18

  Item 3.      Defaults Upon Senior Securities                               18

  Item 4.      Submission of Matters to a Vote of Security Holders           18

  Item 5.      Other Information                                             18

  Item 6.      Exhibits and Reports on Form 8-K                              18



  Signature Page                                                             19

                              FINANCIAL STATEMENTS OF
                  PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                       STATEMENTS OF NET ASSETSMENT OF NET ASSETS

                                                                   September 30, 1998
                                                                       (Unaudited)               December 31, 1997
                                                                -----------------------      ------------------------
Investment in shares of The Prudential Variable Contract
  Real Property Partnership (Note 3)                            $           115,859,394      $            109,495,293
                                                                -----------------------      ------------------------
                                                                -----------------------      ------------------------

NET ASSETS, representing:
Equity of Contract Owners (Note 4)                              $            85,409,649      $             86,228,329
Equity of Pruco Life Insurance Company                                       30,449,745                    23,266,964
                                                                -----------------------      ------------------------
                                                                $           115,859,394      $            109,495,293
                                                                -----------------------      ------------------------
                                                                -----------------------      ------------------------


                                  STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                     (Unaudited)
                                                                -----------------------------------------------------
                                                                         1998                            1997
                                                                -----------------------      ------------------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations               $             5,510,557      $              5,671,569

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration (Note 5)                               400,533                       405,209
                                                                -----------------------      ------------------------

NET INVESTMENT INCOME                                                         5,110,024                     5,266,360
                                                                -----------------------      ------------------------

Net Change in Unrealized Gain on Investments in Partnership                     807,887                     2,997,746
Net Realized Gain (Loss) on Sale of Investments in Partnership                   45,656                      (134,194)
                                                                -----------------------      ------------------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS            $             5,963,568      $              8,129,912
                                                                -----------------------      ------------------------
                                                                -----------------------      ------------------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 6)                                  (5,233,959)                   (6,734,009)

Net Contributions by Pruco Life Insurance Company                             5,634,492                     7,139,218
                                                                -----------------------      ------------------------

NET INCREASE IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                             400,533                       405,209
                                                                -----------------------      ------------------------


TOTAL INCREASE IN NET ASSETS                                    $             6,364,101      $              8,535,121


NET ASSETS:
Beginning of period                                             $           109,495,293      $             98,385,259
                                                                -----------------------      ------------------------
End of period                                                   $           115,859,394      $            106,920,380
                                                                -----------------------      ------------------------
                                                                -----------------------      ------------------------

                         NOTES TO THE FINANCIAL STATEMENTS OF
                PRUCO LIFE VARIABLE  CONTRACT  REAL  PROPERTY ACCOUNT
                       For the Period Ended September 30, 1998


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

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At September 30, 1998 the Real Property Account's interest in the Partnership was 49.9% or 5,909,533 shares.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.


NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of the Real Property Account have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Real Property Account's financial position and results of operations have been included. Interim results are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Real Property Account's Annual Report on Form 10-K for that year.

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

As of September 30, 1998, the investment in the Partnership of $115,859,394 was derived from the share value of $19.605537 and 5,909,533 shares outstanding. The aggregate cost of investments in the Account was $63,772,991.

NOTE 4:   CONTRACT OWNER UNIT INFORMATION

Outstanding Contract owner units, unit values and total value of Contract owner equity at September 30, 1998 were as follows:

                                                VAL                VLI             SPVA            SPVL              TOTAL
                                               -----              -----           ------          ------            -------
CONTRACT OWNER UNITS OUTSTANDING:            40,784,364         2,691,256         548,099        2,922,564          46,946,283

UNIT VALUE:                                  $ 1.82617          $ 1.88120       $ 1.69065        $ 1.69065

CONTRACT OWNER EQUITY:                      $ 74,479,181       $ 5,062,791       $ 926,644      $ 4,941,033        $ 85,409,649


NOTE 5:     MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance and annuity contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed the estimated expenses. Of the $400,533 of charges to contract owners, $384,770 represented mortality risk and expense risk charges.


NOTE 6:   NET  WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the Pruco Life products for the period ended September 30, 1998, were as follows:

                                                  VAL                VLI            SPVA              SPVL                TOTAL
                                                 -----              -----          ------            ------              -------
CONTRACT OWNER NET PAYMENTS:                 $  4,658,365       $  360,754       $  (342)         $    (2,009)        $  5,016,769
POLICY LOANS:                                  (1,834,619)         (62,198)           0              (167,287)          (2,064,104)

POLICY LOAN REPAYMENTS AND INTEREST:            1,349,976           63,121            0                92,336            1,505,433
SURRENDERS, WITHDRAWALS, AND DEATH
     BENEFITS:                                 (3,405,307)        (249,802)       (327,568)          (301,007)          (4,283,684)
NET TRANSFERS FROM/TO OTHER
     SUBACCOUNTS OR FIXED RATE OPTIONS:        (2,500,760)        (102,435)         7,921            (102,917)          (2,698,190)
ADMINISTRATIVE AND OTHER CHARGES:              (2,544,831)        (139,128)           0               (26,223)          (2,710,181)
                                             ------------       ----------       ----------       -----------         ------------
NET WITHDRAWALS                              $ (4,277,175)      $ (129,686)      $ (319,989)      $  (507,107)        $ (5,233,958)
                                             ------------       ----------       ----------       -----------         ------------
                                             ------------       ----------       ----------       -----------         ------------

NOTE 7:   UNIT ACTIVITY

Transactions in units for the period ended September 30, 1998 were as follows:

                                                 VAL                VLI             SPVA                SPVL
                                                -----              -----           ------             -------
CONTRACT OWNER CONTRIBUTIONS:               3,591,007.371       242,846.506        13,025.203        80,007.307
CONTRACT OWNER REDEMPTIONS:                (6,002,821.041)     (313,694.966)     (209,018.128)     (391,213.641)

                THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                         STATEMENTS OF ASSETS AND LIABILITIES

                                                                        SEPTEMBER 30, 1998
                                                                           (UNAUDITED)                DECEMBER 31, 1997
                                                                        ------------------            -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  9/30/98 -- $205,915,931; 12/31/97 -- $201,670,248)                 $188,828,300                 $181,317,624
  Real estate investment trust (cost:  9/30/98 -- $10,000,005;
   12/31/97 -- $10,000,005)                                                     10,878,579                   12,523,805
                                                                        ------------------            -----------------

         Total real estate investments                                         199,706,879                  193,841,429

MARKETABLE SECURITIES - At estimated market value
   (cost:  9/30/98 -- $4,850,000; 12/31/97 -- $13,939,000)                       4,869,938                   13,971,421

CASH AND CASH EQUIVALENTS                                                       28,701,553                   12,880,560

DIVIDEND RECEIVABLE                                                                      0                      146,999

OTHER ASSETS (net of allowance for uncollectible
  accounts:  9/30/98 -- $86,000; 12/31/97 -- $68,000)                            2,375,487                    1,904,726
                                                                        ------------------            -----------------

TOTAL ASSETS                                                                  $235,653,857                 $222,745,135
                                                                        ------------------            -----------------
                                                                        ------------------            -----------------
LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           $1,947,971                   $1,842,027

DUE TO AFFILIATES                                                                  790,533                      832,922

OTHER LIABILITIES                                                                  623,924                      538,413
                                                                        ------------------            -----------------

         Total liabilities                                                       3,362,428                    3,213,362
                                                                        ------------------            -----------------

         Partners' equity                                                      232,291,429                  219,531,773
                                                                        ------------------            -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                        $235,653,857                 $222,745,135
                                                                        ------------------            -----------------
                                                                        ------------------            -----------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                   11,848,275                   11,848,275
                                                                        ------------------            -----------------
                                                                        ------------------            -----------------

SHARE VALUE AT END OF PERIOD                                                        $19.61                       $18.53
                                                                        ------------------            -----------------
                                                                        ------------------            -----------------

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                          NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                  --------------------------------      ---------------------------------
                                                      1998              1997               1998                1997
                                                  -------------      -------------      -------------       -------------
INVESTMENT INCOME:
 Revenue from real estate and improvements          $18,389,369        $17,128,834         $6,023,458          $6,030,739
 Income from interest in properties                      33,463            435,296                  0             132,272
 Dividend income from real estate investment trust      334,550                  0            167,275                   0
 Interest on short-term investments                   1,089,040          1,905,560            414,888             637,655
                                                  -------------      -------------      -------------       -------------

         Total investment income                     19,846,422         19,469,690          6,605,621           6,800,666
                                                  -------------      -------------      -------------       -------------
EXPENSES:
 Investment management fee                            2,121,474          1,944,966            729,999             665,169
 Real estate taxes                                    1,966,995          1,637,441            621,679             544,674
 Administrative                                       1,675,453          1,968,776            661,309           1,051,041
 Operating                                            3,034,149          2,327,218          1,122,368             839,290
 Interest                                                     0            220,118                  0              31,892
                                                  -------------      -------------      -------------       -------------

         Total investment expenses                    8,798,071          8,098,519          3,135,355           3,132,066
                                                  -------------      -------------      -------------       -------------

NET INVESTMENT INCOME                                11,048,351         11,371,171          3,470,266           3,668,600
                                                  -------------      -------------      -------------       -------------
REALIZED AND UNREALIZED GAIN (LOSS) ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold                                                       0          6,272,330                  0           6,272,330
 Less:  Cost of real estate investments sold            (91,538)         6,824,539            (91,538)          6,820,907
        Realization of prior periods' unrealized
        gain on real estate investments sold                  0           (283,157)                 0              79,343
                                                  -------------      -------------      -------------       -------------

 Net gain (loss) realized on real estate
             investments sold                            91,538           (269,052)            91,538            (627,920)
                                                  -------------      -------------      -------------       -------------


 Change in unrealized gain on real estate
  investments                                         1,619,767          6,010,306          1,834,675           5,196,196
                                                  -------------      -------------      -------------       -------------

NET REALIZED AND UNREALIZED GAIN
 ON INVESTMENTS                                       1,711,305          5,741,254          1,926,213           4,568,276
                                                  -------------      -------------      -------------       -------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                    $12,759,656        $17,112,425         $5,396,479          $8,236,876
                                                  -------------      -------------      -------------       -------------
                                                  -------------      -------------      -------------       -------------

                SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                          STATEMENTS OF CHANGES IN NET ASSETS

                                                                    NINE MONTHS
                                                                       ENDED
                                                                 SEPTEMBER 30, 1998          YEAR ENDED
                                                                     (UNAUDITED)          DECEMBER 31, 1997
                                                                 ------------------       -----------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                                  $11,048,351             $13,789,747
 Net realized gain on real estate investments sold                           91,538                 306,040
 Net unrealized gain from real estate investments                         1,619,767               8,179,192
                                                                 ------------------       -----------------

NET INCREASE IN NET ASSETS                                               12,759,656              22,274,979

NET ASSETS -  Beginning of period                                       219,531,773             197,256,794
                                                                 ------------------       -----------------

NET ASSETS -  End of period                                            $232,291,429            $219,531,773
                                                                 ------------------       -----------------
                                                                 ------------------       -----------------

                SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS                NINE MONTHS
                                                                                ENDED                      ENDED
                                                                          SEPTEMBER 30, 1998         SEPTEMBER 30, 1997
                                                                          ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                             $12,759,656                $17,112,425
Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
Net realized and unrealized gain on investments                                   (1,711,305)                (5,741,254)
Bad debt expense                                                                      18,050                      2,494
 Decrease (Increase) in:
    Dividend receivable                                                              146,999                          0
    Other assets                                                                    (488,811)                  (668,508)
 Increase (Decrease) in:
    Obligations under capital lease                                                        0                   (197,677)
    Accounts payable and accrued expenses                                            105,944                    (14,200)
    Due to affiliates                                                                (42,389)                   708,934
    Other liabilities                                                                 85,511                     75,408
                                                                          ------------------         ------------------

         Net cash flows from operating activities                                 10,873,655                 11,277,622
                                                                          ------------------         ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold                                            0                  6,272,330
 Acquisition of real estate                                                                0                (13,958,719)
 Acquisition of real estate investment trust                                               0                (10,000,005)
 Improvements and additional costs on prior purchases:
   Additions to real estate                                                       (4,245,683)                  (615,763)
   Distribution (contribution) from/to interest in properties                         91,538                   (695,014)
 Sale of marketable securities                                                     9,101,483                  9,392,405
                                                                          ------------------         ------------------

         Net cash flows from investing activities                                  4,947,338                 (9,604,766)
                                                                          ------------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligation                                            0                 (3,875,000)
                                                                          ------------------         ------------------

         Net cash flows from financing activities                                          0                 (3,875,000)
                                                                          ------------------         ------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           15,820,993                 (2,202,144)

CASH AND CASH EQUIVALENTS - Beginning of period                                   12,880,560                 20,738,204
                                                                          ------------------         ------------------

CASH AND CASH EQUIVALENTS - End of period                                        $28,701,553                $18,536,060
                                                                          ------------------         ------------------
                                                                          ------------------         ------------------

                SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

              THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS

                                                     September 30, 1998  (Unaudited)          December 31, 1997
                                                   -----------------------------------     ------------------------------
                                                                    ESTIMATED                                ESTIMATED
                                                                      MARKET                                  MARKET
                                                   COST               VALUE                COST                VALUE
                                                   ----------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                        81.3%                                    82.6%

Location             Description
-------------------------------------------------------------------------------------------------------------------------
Lisle, IL            Office Building             $20,771,150         $12,250,770         $17,916,983          $10,278,959
Atlanta, GA          Garden Apartments            15,469,796          15,500,000          15,446,293           15,100,000
Pomona, CA           Warehouse                    23,777,351          20,000,000          23,637,049           19,504,612
Roswell, GA          Retail Shopping Center       32,123,451          28,416,505          31,858,198           29,547,042
Morristown, NJ       Office Building              19,333,381          11,626,069          18,931,914           10,805,918
Bolingbrook, IL      Warehouse                     8,948,028           7,000,000           8,948,028            7,100,000
Farmington Hills, MI Garden Apartments            13,657,382          16,400,000          13,641,971           14,805,258
Raleigh, NC          Garden Apartments            15,818,112          16,500,000          15,804,860           16,525,751
Nashville, TN        Office Building               8,648,015          10,156,469           8,613,828            9,611,329
Oakbrook Terrace, IL Office Complex               12,725,366          15,750,000          12,725,366           14,100,000
Beaverton, OR        Office Complex               10,728,617          11,200,000          10,728,285           10,700,000
Salt Lake City, UT   Industrial Building           5,388,134           5,350,000           5,388,134            5,350,000
Aurora, CO           Industrial Building           8,985,437           9,178,487           8,540,585            8,400,000
Brentwood, TN        Office Complex                9,541,711           9,500,000           9,488,755            9,488,755
                                                -------------------------------------------------------------------------
                                                $205,915,931        $188,828,300        $201,670,248         $181,317,624
                                                -------------------------------------------------------------------------
                                                -------------------------------------------------------------------------


REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                         4.7%                                     5.7%

-------------------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)            $10,000,005         $10,878,579         $10,000,005          $12,523,805
                                                ------------        ------------        ------------         ------------
                                                ------------        ------------        ------------         ------------

                                                        SEPTEMBER 30, 1998                       DECEMBER 31, 1997
                                                --------------------------------        ---------------------------------
                                                                    ESTIMATED                                ESTIMATED
                                                   FACE               MARKET               FACE               MARKET
                                                  AMOUNT              VALUE               AMOUNT               VALUE
                                                -------------------------------------------------------------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                2.1%                                     6.4%

(See pages 11 to 12 for details)
Description
-------------------------------------------------------------------------------------------------------------------------
Marketable Securities                             $4,850,000          $4,869,938         $13,939,000          $13,971,421
                                                ------------        ------------        ------------         ------------
                                                ------------        ------------        ------------         ------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                           12.4%                                     5.9%

(See pages 11 to 12 for details)
Description
-------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                        $28,783,543         $28,701,553         $12,918,158          $12,880,560
                                                ------------        ------------        ------------         ------------
                                                ------------        ------------        ------------         ------------

            SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SCHEDULE OF INVESTMENTS
                                 (UNAUDITED)

                                                                                                 SEPTEMBER 30, 1998
                                                                                   -------------------------------------------------
                                                                                          FACE                        ESTIMATED
                                                                                         AMOUNT                      MARKET VALUE
                                                                                   ------------------             ------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                   2.1%

Corestates Bank, N.A., 5.53%, October 16, 1998                                             $1,000,000                    $1,000,000
Federal Home Loan Banks, 5.76%, December 29, 1998                                             150,000                       150,104
American Express Credit Corp., 7.375%, February 1, 1999                                       325,000                       329,342
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999                                1,000,000                       999,520
Federal National Mortgage Assoc., 5.33%, February 12, 1999                                    100,000                        99,703
International Lease Finance Corp., 7.50%, March 1, 1999                                       500,000                       508,250
General Motors Acceptance Corp., 6.04%, March 19, 1999                                      1,000,000                     1,003,480
International Lease Finance Corp., 6.625%, April 1, 1999                                      375,000                       377,419
CIT Group Holdings, Inc., 6.375%, May 21, 1999                                                400,000                       402,120
                                                                                   ------------------             ------------------

TOTAL MARKETABLE SECURITIES                                                                $4,850,000                    $4,869,938
                                                                                   ------------------             ------------------
                                                                                   ------------------             ------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                              12.4%

Xerox Capital (Europe), 5.75%, October 1, 1998                                             $1,601,000                    $1,600,744
Ford Motor Credit Co., 5.456%, October 5, 1998                                              1,000,000                       998,940
General Electric Capital Corp., 5.546%, October 6, 1998                                       479,000                       477,602
General Motors Acceptance Corp., 5.566%, October 6, 1998                                      564,000                       562,348
GTE Funding, Inc., 5.612%, October 6, 1998                                                    160,000                       159,652
John Deere Capital Corp, 5.536%, October 6, 1998                                            1,569,000                     1,564,429
Sears Roebuck Acceptance Corp, 5.568%, October 6, 1998                                        928,000                       924,853
American Express Credit Corp, 5.54%, October 7, 1998                                        1,141,000                     1,136,276
Caterpillar Financial Svcs Corp, 5.56%, October 7, 1998                                     1,575,000                     1,571,601
Commercial Credit Co., 5.549%, October 7, 1998                                              1,536,000                     1,524,951
International Lease Finance Corp., 5.61%, October 8, 1998                                     700,000                       698,367
Sears Roebuck Acceptance Corp, 5.557%, October 9, 1998                                        655,000                       652,883
Chrysler Financial Corp., 5.546%, October 13, 1998                                            219,000                       218,361
Walt Disney Company, 5.568%, October 13, 1998                                               1,582,000                     1,576,878
Associates Corp of North America, 5.549%, October 14, 1998                                  1,583,000                     1,577,407
Bell Atlantic Fin Services Inc., 5.31%, October 14, 1998                                    1,570,000                     1,566,764
Nat'l Rural Util Cooperative Fin Corp, 5.539%, October 14, 1998                               580,000                       577,955
American General Finance Corp, 5.292%, October 15, 1998                                     1,589,000                     1,585,271
Chrysler Financial Corp., 5.365%, October 15, 1998                                            125,000                       124,628
Ford Motor Credit Co., 5.56%, October 15, 1998                                                133,000                       131,960
Lucent Technologies, 5.54%, October 16, 1998                                                  253,000                       252,069
CIT Group Holdings Inc, 5.265%, October 19, 1998                                            1,189,000                     1,185,532
General Electric Capital Corp., 5.38%, October 20, 1998                                     1,101,000                     1,096,902
Bank of America N.T. & S.A., 5.55%, October 21, 1998                                        1,500,000                     1,500,000
Norwest Financial Inc., 5.56%, October 21, 1998                                             1,579,000                     1,572,196
Cigna Corp, 5.4%, October 22, 1998                                                          1,580,000                     1,573,625
Countrywide Home Loans, 5.4%, October 28, 1998                                                710,000                       706,817
                                                                                   ------------------             ------------------

TOTAL CASH EQUIVALENTS                                                                     27,201,000                    27,119,010

CASH                                                                                        1,582,543                     1,582,543
                                                                                   ------------------             ------------------

TOTAL CASH AND CASH EQUIVALENTS                                                           $28,783,543                   $28,701,553
                                                                                   ------------------             ------------------
                                                                                   ------------------             ------------------

              SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13



             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            SCHEDULE OF INVESTMENTS

                                                                                        DECEMBER 31, 1997
                                                                          --------------------------------------------
                                                                                 FACE                   ESTIMATED
                                                                                AMOUNT                 MARKET VALUE
                                                                          ------------------        ------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                     6.4%

International Lease Finance Corp., 5.92%, January 15, 1998                          $500,000                  $499,083
Smith Barney Holding Inc., 5.70%, January 28, 1998                                 1,304,000                 1,285,475
Suntrust Banks, 8.875%, February 1, 1998                                           1,500,000                 1,517,880
Chase Manhattan Bank, 5.75%, February 10, 1998                                     2,000,000                 2,000,000
Beneficial Corp., 9.125%, February 15, 1998                                          700,000                   705,948
Citicorp, 10.15%, February 15, 1998                                                  200,000                   207,324
General Motors Acceptance Corp., 5.9%, February 19, 1998                             985,000                   994,545
General Motors Acceptance Corp., 5.9875%, February 23, 1998                        1,300,000                 1,299,363
American General Finance Corp., 7.25%, March 1, 1998                                 500,000                   507,880
Commercial Credit Co., 5.7%, March 1, 1998                                           375,000                   375,199
Associates Corp. of North America, 7.3%, March 15, 1998                              400,000                   406,635
International Lease Finance Corp., 5.75%, March 15, 1998                             400,000                   399,940
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                                     500,000                   499,855
Royal Bank of Canada, 5.91%, June 17, 1998                                         2,000,000                 1,998,853
FCC National Bank, 5.75281%, July 2, 1998                                          1,025,000                 1,024,202
General Mills Inc., 5.38%, July 8, 1998                                              250,000                   249,238
                                                                          ------------------        ------------------

TOTAL MARKETABLE SECURITIES                                                      $13,939,000               $13,971,421
                                                                          ------------------        ------------------
                                                                          ------------------        ------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                 5.9%

Barnett Bank, Inc., 6.70%, January 2, 1998                                        $1,235,000                $1,234,540
American Greetings Corp., 6.26%, January 5, 1998                                   1,250,000                 1,247,179
Xerox Capital, 5.85%, January 6, 1998                                              1,000,000                   995,775
Nike Inc., 6.10%, January 8, 1998                                                  1,215,000                 1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                                     1,000,000                   996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                                   750,000                   747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                                  1,000,000                   994,313
Bank of Montreal, 5.90%, January 16, 1998                                          1,000,000                 1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                               1,000,000                   993,175
General Electric Capital Corp., 5.74%, February 9, 1998                            1,000,000                   990,593
                                                                          ------------------        ------------------

TOTAL CASH EQUIVALENTS                                                            10,450,000                10,412,402

CASH                                                                               2,468,158                 2,468,158
                                                                          ------------------        ------------------

TOTAL CASH AND CASH EQUIVALENTS                                                  $12,918,158               $12,880,560
                                                                          ------------------        ------------------
                                                                          ------------------        ------------------

              SEE NOTES TO FINANCIAL STATEMENTS ON PAGE 13

                           NOTES TO FINANCIAL STATEMENTS OF
                PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                  SEPTEMBER 30, 1998
                                     (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 1997 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

On January 9, 1990, Prudential committed to fund up to $100 million to enable the Partnership to take advantage of opportunities to acquire attractive real property investments whose cost is greater than the Partnership's then available cash. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. Also, the amount of the commitment is reduced by $10 million for every $100 million in estimated market value net assets of the Partnership. The amount available under this commitment for property purchases as of September 30, 1998 is approximately $44.2 million.

NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 1998 and 1997 management fees incurred by the Partnership were $2,121,474 and $1,944,966, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the nine months ended September 30, 1998, and 1997 were $87,096 and $86,313, respectively, and are classified as Administrative Expenses in the Statements of Operations.

NOTE 4:  OTHER ASSETS

Cash of $115,850 and $128,089 at September 30, 1998 and December 31, 1997, respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Statements of Assets and Liabilities.

NOTE 5:  SUBSEQUENT EVENTS

On October 8, 1998 the Partnership sold an apartment complex in Farmington Hills, MI for a selling price of $16.9 million resulting in a realized gain of $1.8 million.

         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     PER SHARE INFORMATION (FOR A SHARE OUTSTANDING THROUGHOUT THE PERIOD)

                                              01/01/98    07/01/98    01/01/97    01/01/96    01/01/95     01/01/94   01/01/93
                                                 to          to          to          to          to           to         to
                                              09/30/98    09/30/98    12/31/97    12/31/96    12/31/95     12/31/94   12/31/93
                                              ----------  ----------  --------    --------    --------     --------   --------
Revenue from real estate and improvements     $  1.5521   $  0.5084  $  1.8216    $   1.9173  $   1.6387   $   1.2754 $   1.1659
Income from interest in properties            $  0.0029   $  0.0000  $  0.0367    $   0.0510  $   0.0527   $   0.1838 $   0.2139
Interest on mortgage loans                    $  0.0000   $  0.0000  $  0.0000    $   0.0000  $   0.0000   $   0.0082 $   0.0755
Dividend income from real estate investment
trusts                                        $  0.0282   $  0.0141  $  0.0134    $   0.0000  $   0.0000   $   0.0000 $   0.0000
Interest on short-term investments            $  0.0919   $  0.0350  $  0.1946    $   0.1795  $   0.2199   $   0.1226 $   0.0549
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------

TOTAL INVESTMENT INCOME                       $  1.6751   $  0.5575  $  2.0663    $   2.1478  $   1.9113   $   1.5900 $   1.5102
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------

Investment management fee                     $  0.1790   $  0.0617  $  0.2229    $   0.2097  $   0.1936   $   0.1786 $   0.1673
Real estate taxes                             $  0.1660   $  0.0525  $  0.1864    $   0.1991  $   0.1602   $   0.1399 $   0.1465
Administrative                                $  0.1414   $  0.0558  $  0.1963    $   0.1569  $   0.1484   $   0.1103 $   0.1187
Operating                                     $  0.2561   $  0.0947  $  0.2782    $   0.2442  $   0.1546   $   0.1332 $   0.1209
Interest                                      $  0.0000   $  0.0000  $  0.0186    $   0.0412  $   0.0381   $   0.0255 $   0.0236
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------
TOTAL INVESTMENT EXPENSES                     $  0.7426   $  0.2647  $  0.9024    $   0.8511  $   0.6949   $   0.5875 $   0.5770
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------

NET INVESTMENT INCOME                         $  0.9326   $  0.2929  $  1.1639    $   1.2967  $   1.2164   $   1.0025 $   0.9332
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------

Net gain (loss) realized on real estate
investments sold                              $  0.0077   $  0.0077  $  0.0258    $  (0.1323) $   0.0000   $  (0.0966)$  (0.1816)
Change in unrealized gain on real estate
investments sold                              $  0.1367   $  0.1548  $  0.6903    $  (0.2695) $   0.0581   $   0.2169 $   0.0152
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------

NET REALIZED AND UNREALIZED
    GAIN/(LOSS) ON INVESTMENTS                $  0.1444   $  0.1625  $  0.7162    $  (0.4018) $   0.0581   $   0.1203 $  (0.1664)
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------

Net increase in share value                   $  1.0769   $  0.4554  $  1.8800    $   0.8949  $   1.2745   $   1.1228 $   0.7668

Share Value at beginning of period            $ 18.5286   $ 19.1501  $ 16.6486    $  15.7537  $  14.4792   $  13.3564 $  12.5896
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------
Share Value at end of period                  $ 19.6055   $ 19.6055  $ 18.5286    $  16.6486  $  15.7537   $  14.4792 $  13.3564
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------
                                              ---------   ---------  ---------    ----------  ----------   ---------- ----------

Ratio of expenses to average net assets            3.92%       1.37%      5.16%         5.26%       4.62%        4.27%      4.44%

Ratio of net investment income to
 average net assets                                4.93%       1.51%      6.66%         8.01%       8.08%        7.29%      7.17%

Number of shares outstanding at
 end of period (000's)                           11,848      11,848     11,848        11,848      12,037       12,241     13,031


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

PER SHARE INFORMATION PRESENTED HEREIN IS SHOWN ON A BASIS CONSISTENT WITH THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 1 .

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Prudential Variable Contract Real Property Account ("the Account") are invested in the Prudential Variable Contract Real Property Partnership ("the Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, "the Partners").

(a)  LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities (excluding the Partnership's shares in Meridian Industrial Trust REIT) were $33.6 million; an increase of $6.7 million from $26.9 million as of December 31, 1997. The increase is due primarily to cash received from the operations of the Partnership's properties and interest income received from short-term investments partially offset by capital additions to real estate of $4.2 million.

The Partnership will generally invest 10-15% of its assets in cash and short-term obligations to maintain liquidity; however, its investment policy allows up to 30% investments in cash and short-term obligations. At September 30, 1998, 14.24% of the Partnership's assets consisted of cash, cash equivalents and marketable securities (excluding the REIT shares).

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions and returned to Prudential on an ongoing basis from Contract owners' net contributions. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. The amount available for future investment is approximately $44 million as of September 30, 1998.

Withdrawals from cash may be made during the remainder of 1998 based upon the needs of the Partnership including potential property acquisitions and dispositions and capital expenditures. As of September 30, 1998, and currently, the Partnership has adequate liquidity.

(b)  RESULTS OF OPERATIONS

The Partnership's net investment income for the first nine months of 1998 was $11.0 million, level with $11.4 million for the corresponding period of 1997. This relative unchanged result was due to increased expenses and revenues. Increased expenses were primarily due to late 1997 property acquisitions (revenues remained flat for these properties because occupancy rates were 0%), offset by the 1997 purchase of the capitalized land lease which resulted in the current year decrease in interest expense. Increased revenues were primarily due to the late 1997 acquisition of the Meridian REIT which resulted in 1998 dividend income offset by a decrease in interest on short-term investment interest due to a smaller balance held in Cash and Cash Equivalents through the first nine months of 1998.

The Partnership experienced a net unrealized gain for the first nine months in 1998 of $1.6 million, a decrease of $4.4 from the unrealized gain of $6.0 million in the corresponding period of the prior year. In 1998, the Atlanta, GA retail center experienced an unrealized loss due to differing appraisal assumptions regarding the general investment market for this asset, also experiencing unrealized losses were the portfolio's holdings in Meridian REIT which is a self-administered and self-managed equity real estate investment trust. These losses were offset by unrealized gains in the office sector of the portfolio due to generally higher market rental rates in four of the portfolios' office centers. The apartment sector added unrealized gains to the portfolio results. This increase was primarily due to the increased value of the Farmington Hill, MI apartment complex which was subsequently sold on October 8, 1998 for a sales price of $16.9 million.

(c)  THE YEAR 2000 ISSUE

The Partnership utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential has addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate the Partnership's Year 2000 issue from that of Prudential. The accompanying discussion of the Year 2000 issue reflects steps taken by Prudential to mitigate the Year 2000 risks.

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

Prudential established a Company-wide Program Office (CPO) to develop and coordinate an operating framework for the Year 2000 compliance activities. Prudential's CPO structured the Year 2000 program into three major components:
Business Applications, Infrastructure and Business Partners. The CPO also established quality assurance procedures including a certification process to monitor and evaluate enterprise-wide progress of each component of Prudential's program for conversion and upgrading of systems for Year 2000 compliance.

BUSINESS APPLICATIONS

The scope of the Business Applications component includes a wide range of computer systems that directly support Prudential's business operations and accounting systems. The entire application portfolio was analyzed in 1996 to determine appropriate Year 2000 readiness strategies (i.e., renovate, replace or retire). Rigorous testing standards have been employed for all applications that will not be retired, including those that are newly developed or purchased. Application replacement and renovation projects follow a similar path toward Year 2000 compliance. The key project phases include Year 2000 analysis and design, programming activities, testing, and implementation. Replacement projects are also tracked until the existing applications are removed from production. Business application projects are grouped by applications undergoing renovations, replacements or retirements. At September 30, 1998, the percentage of business applications (based on application count) in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 91%, 62% and 87%, respectively. The interim target date for completing renovations and retirements is December 1998, with an overall completion date for Business Applications of June 1999.

INFRASTRUCTURE

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading
hardware or software), testing and implementation.   The interim target date for
completion of Infrastructure initiatives is December 1998 with an overall completion date for Infrastructure of June 1999.

BUSINESS PARTNERS

Prudential's approach to business partner readiness includes classification of each partner's status as "critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Project phases include inventory, risk assessment, and contingency planning activities. The interim target date for highly critical business partner readiness is December 1998 with an overall completion date for business partner readiness of June 1999.

THE COST OF YEAR 2000 READINESS

Prudential is funding the Year 2000 program from operating cash flows. Some of the expenses of Prudential's Year 2000 readiness are allocated across its various businesses and subsidiaries, including the Partnership. Expenses related to the Year 2000 initiatives allocated to the Partnership part of systems overhead costs and are included in the Partnership's general and administrative expenses. The Year 2000 costs allocated to the Partnership to date are not material to its operations and financial condition. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on the Partnership's ability to meet its contractual commitments.

YEAR 2000 RISKS AND CONTINGENCY PLANNING

The major portion of Prudential's transactions are of such volume that they can only be effectively processed through the use of automated systems. Therefore, substantially all of Prudential's contingency plans include the ultimate resolution of any causative technology failures that may be encountered.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects that a small number of the projects slated for completion as of the end of 1998 will not meet this target date, it is anticipated that these projects will be completed mid-1999 so that these delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

While Prudential and its subsidiaries believe that they are well positioned to mitigate its Year 2000 issue, this issue, by its nature contains inherent uncertainties, including the uncertainty of Year 2000 readiness of third parties. Consequently, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse effect on the Partnership's results of operations, liquidity or financial
condition.   In the worst case, it is possible that any technology failure, including an internal or external Year 2000 failure, could have a material impact on the Partnership results of operations, liquidity, or financial position.

Prudential is enhancing existing business contingency plans to mitigate Year 2000 risk. Current contingency plans include planned responses to the failure of specific business applications or infrastructure components. These responses are being reviewed and expected to be finalized by June 1999 to ensure that they are workable under the special conditions of a Year 2000 failure. The plans are also being updated to reduce the level of uncertainty about the Year 2000 problem including readiness of Prudential's Business Partners.

The discussion of the Year 2000 Issue herein, and in particular Prudential's plans to remediate this issue and the estimated costs thereof, are forward-looking in nature. See cautionary statement below relating to forward-looking statements.

(d)  INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Partnership. There can be no assurance that future developments affecting the Partnership will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Partnership's products; and adverse litigation results. While the Partnership reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

(e)  CONTINGENT TRANSACTIONS

The Pomona, CA industrial complex is currently being marketed for sale.

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

          4.6 Statement No. 2-99260, filed July 29, 1985, and incorporated herein by reference.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             PRUCO LIFE INSURANCE COMPANY
                                    in respect of
                                 Pruco Life Variable
                            Contract Real Property Account
                       ---------------------------------------



Date:     November 16, 1998                  By: /s/ Esther H. Milnes
         -------------------                    ---------------------------
                                                Esther H. Milnes
                                                President and Director




Date:     November 16, 1998                  By: /s/ James Schlomann
         -------------------                    ---------------------------
                                                James Schlomann
                                                Vice President, Comptroller and
                                                Chief Accounting Officer