Form 10-K
period 1998-12-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1999-03-29
CIK 801348

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]-


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 33-86780



                          PRUCO LIFE INSURANCE COMPANY

                                 IN RESPECT OF

              PRUCO LIFE VARIABLE  CONTRACT REAL PROPERTY ACCOUNT
              ------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          ARIZONA                                    22-1944557
-------------------------------             --------------------------------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




            213 WASHINGTON STREET, NEWARK,  NEW JERSEY 07102-2992
            -----------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                            (800) 445-4571
            -----------------------------------------------------
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

                            PRUCO LIFE VARIABLE  CONTRACT
                                REAL PROPERTY ACCOUNT
                                    (REGISTRANT)

                                                   INDEX
ITEM                                               -----                                                  PAGE
 NO.                                                                                                       NO.
----                                                                                                      ----
         COVER PAGE

         INDEX                                                                                             2

PART I

   1.    BUSINESS                                                                                          3

   2.    PROPERTIES                                                                                        4

   3.    LEGAL PROCEEDINGS                                                                                 4

   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               4

PART II

   5.    MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER MATTERS                         5

   6.    SELECTED FINANCIAL DATA                                                                           5

   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS            6

   7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       15

   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                      16

   9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                                                       16

PART III

   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               17

   11.   EXECUTIVE COMPENSATION                                                                           18

   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                   18

   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   18

PART IV

   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                 19

         EXHIBIT INDEX                                                                                    19

         SIGNATURES                                                                                       21

                                                   PART I
                                                   ------


ITEM 1. BUSINESS
----------------

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

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, agricultural land, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership's assets are generally held in cash or invested in liquid instruments and securities, although the Partners reserve discretion to increase this amount to meet partnership liquidity requirements. The remainder of the Partnership's assets are invested in other types of real estate-related investments, including conventional, non participating mortgage loans or real estate investment trusts.

         Office Properties - The Partnership owns office properties in Lisle and Oakbrook Terrace, IL; Morristown, NJ; Nashville and Brentwood, TN; and Beaverton, OR. Total square footage owned is approximately 567,000 of which 97% or 549,000 square feet are leased between 1 and 10 years.

         Apartment Complexes - The Partnership owns apartment complexes in Atlanta, GA and Raleigh, NC. There are a total of 490 apartment units available of which 95% or 463 units are leased. Lease agreements range from month to month to one year.

         Retail Property - The Partnership owns a shopping center in Roswell, GA. The property is located approximately 22 miles north of downtown Atlanta on a 30 acre site. The square footage is approximately 297,000 of which 98% or 289,000 square feet is leased between 1 and 11 years.

         Industrial Properties - The Partnership owns warehouses and distribution centers in Bolingbrook, IL; Aurora, CO; and Salt Lake City, UT. Total square footage owned is approximately 685,000 of which 60% or 413,719 square feet are leased between 2 and 6 years.

         Investment in Real Estate Trust - The Partnership owns 506,894 shares of Meridian Industrial Trust, Inc. Meridian is a self-administered and self-managed equity real estate investment trust (REIT) engaged in owning, operating, and leasing high quality, modern industrial properties nationwide.

The Partnership's investments are maintained so as to meet the diversification requirements set forth in Treasury Regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h), requires among other things that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership gross assets as of the prior fiscal year.

For information regarding the Partnership's investments, operations, and other significant events, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES

Not Applicable.

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

As of March 9, 1999, there were approximately 42,402 contract owners of record investing in the Real Property Account.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                          Year Ended December 31,

                                      --------------------------------------------------------------------------------------------

                                            1998              1997               1996               1995               1994
                                      -----------------  ----------------   ----------------   ----------------   ----------------
RESULTS OF OPERATIONS:

Net investment income                     $ 15,833,513      $ 13,789,747       $  15,419,518      $ 14,720,271       $ 12,848,199
Net realized and unrealized gain
  (loss) on investment in Partnership        4,795,111         8,485,232         (4,784,583)           661,623          1,339,443
                                      -----------------  ----------------   ----------------   ----------------   ----------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                         $ 20,628,624      $ 22,274,979       $ 10,634,935       $ 15,381,894       $ 14,187,642
                                      -----------------  ----------------   ----------------   ----------------   ----------------
                                      -----------------  ----------------   ----------------   ----------------   ----------------


FINANCIAL POSITION:

                                                                            December 31,
                                      --------------------------------------------------------------------------------------------
                                            1998              1997               1996               1995               1994
                                      -----------------  ----------------   ----------------   ----------------   ----------------
Total Assets                              $244,249,272      $222,745,135       $204,156,040       $196,993,758       $183,119,986
                                      -----------------  ----------------   ----------------   ----------------   ----------------
                                      -----------------  ----------------   ----------------   ----------------   ----------------

Long-Term Lease Obligation                $          0      $          0       $  4,072,677        $ 3,882,421       $  3,804,836
                                      -----------------  ----------------   ----------------   ----------------   ----------------
                                      -----------------  ----------------   ----------------   ----------------   ----------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of Pruco Life Variable Contract Real Property Account (the "Account") are invested in the Prudential Variable Contract Real Property Partnership (the "Partnership"). Correspondingly, the liquidity, capital resources and results of operations for the Real Property Account are contingent upon the Partnership. Therefore, all of management's discussion of these items is at the Partnership level. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners").

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited financial statements and the accompanying footnotes and other financial information included elsewhere herein.

(a)      LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 1998, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $73.5 million, an increase of $46.7 million from December 31, 1997. This increase was due to net proceeds from the sales of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI. In addition, continuing operations from the Partnership's investment properties contributed $20.6 million to cash during 1998. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership generally holds approximately 10% of its assets in cash or invested in liquid instruments and securities, however, its investment policy allows up to 30% investment in cash and short-term obligations. At December 31, 1998, 30% of the Partnership's assets consisted of cash, cash equivalents and marketable securities.

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 1998, Prudential's equity interest in the Partnership under this commitment was $51 million. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.

The Partners made no withdrawals during 1998; however, on February 1, 1999, the Partners made a $30 million withdrawal from excess cash. Additional withdrawals may be made by the Partners during 1999 based upon the percentage of assets invested in short-term obligations, and taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During 1998, the Partnership spent $5.7 million in capital expenditures for tenant alterations, and improvements in land and buildings. The majority of the capital expenditures were made to reconfigure the Lisle, IL office building for multi-tenant capability as it was previously occupied by a single tenant.

(b)      RESULTS OF OPERATIONS

The following is a brief discussion of the Partnership's results of operations for the years ended December 31, 1998, 1997 and 1996.

1998 VS. 1997


The following table presents a comparison of the Partnership's property results of operations, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1998 and December 31, 1997.


                                                YEAR ENDED DECEMBER 31,
                                               1998                 1997
                                         ------------------   -----------------
NET INVESTMENT INCOME:

Office properties                              $ 7,269,613         $ 5,499,107
Apartment complexes                              4,493,384           3,891,465
Retail property                                  2,702,234           2,856,357
Industrial properties                            1,325,320           2,138,111
Income from interest in properties                  33,462             435,296
Dividend income from real
  estate investment trust                          669,100             158,184
Other (including interest income,
  investment management fee, etc.)               (659,600)         (1,188,773)

                                         ------------------   -----------------
TOTAL NET INVESTMENT INCOME                   $ 15,833,513        $ 13,789,747
                                         ------------------   -----------------


                                                YEAR ENDED DECEMBER 31,
                                               1998                 1997
                                         ------------------   -----------------
REALIZED AND UNREALIZED GAIN(LOSS)
  ON INVESTMENTS:

Office properties                              $ 3,034,542          $1,897,749
Apartment complexes                              2,387,054           1,053,061
Retail property                                 (1,312,296)          1,109,099
Industrial properties                            1,563,429           1,616,942
Interest in properties                              91,538             284,581
Real estate investment trust                      (969,156)          2,523,800
                                         ------------------   -----------------
TOTAL NET REALIZED AND UNREALIZED GAIN
ON INVESTMENTS                                 $ 4,795,111          $8,485,232
                                         ------------------   -----------------

The Partnership's net investment income for 1998 was $15.8 million, an increase of $2.0 million from the prior year. This increase was primarily the result of increased revenues from real estate and improvements partially offset by increased operating expenses.

Revenue from real estate and improvements was $24.6 million in 1998, an increase of $3.0 million, or 13.9%, from 1997. This increase was primarily due to higher occupancy at the Lisle, IL office building and the Aurora, CO distribution center coupled with increased rental rates on other properties.

Interest on short-term investments decreased $0.4 million from 1997. This was primarily due to lower average cash and cash equivalent balances during 1998 compared to the prior year. Cash and cash equivalents through the third quarter of 1998 averaged approximately $30.0 million, but increased significantly in the last quarter of 1998 due to the sale of two properties in Pomona, CA and Farmington Hills, MI.

Property operating expenses increased $0.8 million, or 23.5%, from 1997. This increase was due primarily to a full year's operating costs (i.e.
electricity, repair and maintenance, water, etc.) for one of the Brentwood, TN properties which was acquired in late 1997, in addition to operating expenses incurred by the Partnership on vacant properties.

Administrative expenses decreased $0.3 million or 16.1%. This decrease was due primarily to a reduction in legal expenses.

There was no interest expense during 1998 due to the Partnership's exercise of its purchase option under the capital lease obligation.

OFFICE PROPERTIES

In 1998, net investment income from property operations for the office properties increased $1.8 million, or 32.2%, from prior year. This increase was primarily due to a full year's net investment income for one of the Brentwood, TN properties which was acquired in late 1997, as well as the leasing of vacant space in the Lisle, IL office property.

Office properties experienced a net unrealized gain of $3.0 million in 1998 due to improving office market conditions in most of the geographical areas where the Partnership has office properties, particularly, the Oakbrook Terrace, IL office property in suburban Chicago.

Occupancy at the Beaverton, OR; Oakbrook Terrace, IL; and Brentwood, TN properties remained at 100% as of December 31, 1997 while occupancy at the Lisle, IL office property increased from 37% to 96% at December 31, 1998. Occupancy at the Morristown, NJ property decreased from 99% to 86%.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment complexes increased $0.6 million, or 15.5%, from 1997. The majority of this increase was due to increased rental rates at the Atlanta, GA apartment complex.

Holdings in the Partnership's two apartment complexes experienced a net unrealized gain of $0.6 million during 1998. The Atlanta, GA property was the largest contributor to the gain as it appreciated $0.4 million. The gain was attributable to increased rental rates at the property. The Raleigh, NC property experienced a net unrealized gain of $0.2 million due to increased occupancy rates. The Farmington Hills, MI property was sold on October 7, 1998 for a price of $16.9 million, which resulted in a realized gain of $1.7 million.

At the end of December 31, 1998, occupancy at the Atlanta, GA and Raleigh, NC apartment complex was 96% and 93%, respectively.

RETAIL PROPERTIES

In 1998, the retail center experienced a net unrealized loss of $1.3 million, which is a reflection of lower rents. Occupancy at the shopping center was 98% at December 31, 1998, which was an increase of 2% from the prior year.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased $0.8 million, or 38.0%, from 1997. The decrease was attributable to the sale of Pomona Industrial Park, which accounted for 82% of the decrease.

The three industrial properties experienced a net unrealized gain of $0.3 million during 1998. The Pomona, CA property was sold on December 17, 1998 for $21.4 million, which resulted in a realized gain of $1.2 million.

Occupancy at the Bolingbrook, IL property remained unchanged at 100%. Occupancy at the Salt Lake City, UT and Aurora, CO property increased to 33.6% and 46%, respectively from prior year.

REAL ESTATE INVESTMENT TRUST

On September 24, 1997 the Partnership acquired 506,894 shares of Meridian Industrial REIT. Dividend income from the REIT increased $0.5 million from 1997.

The Partnership held 506,894 shares of Meridian Industrial REIT throughout 1998. As of December 31, 1998, the REIT shares experienced an unrealized loss of $1.0 million. The Valuation Unit of Prudential applies a 3% discount to the market value of the REIT shares. This discount is applied because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.

OTHER

Other net investment loss, which includes interest income from short-term investments, investment management fees, and expenses not related to property activities, narrowed by $0.5 million. The improved result was due to increased investment management fee in addition to a reduction in administrative expenses.

1997 VS. 1996

The following table presents a comparison of the Partnership's property results of operations, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1997 and December 31, 1996.


                                                YEAR ENDED DECEMBER 31,
                                              1997                  1996
                                        ------------------    ------------------
NET INVESTMENT INCOME:

Office properties                             $ 5,499,107           $ 5,817,497
Apartment complexes                             3,891,465             3,925,750
Retail property                                 2,856,357             3,129,390
Industrial properties                           2,138,111             3,188,769
Income from interest in properties                435,296               606,558
Dividend income from real
  estate investment trust                         158,184                     -
Other (including interest income,
  investment management fee, etc.)            (1,188,773)           (1,248,446)

                                        ------------------    ------------------
TOTAL NET INVESTMENT INCOME                  $ 13,789,747          $ 15,419,518
                                        ------------------    ------------------


REALIZED AND UNREALIZED GAIN
  ON INVESTMENTS:
Office properties                              $1,897,749          ($1,654,344)
Apartment complexes                             1,053,061             1,209,970
Retail property                                 1,109,099           (3,786,554)
Industrial properties                           1,616,942             (553,655)
Interest in properties                            284,581                     -
Real estate investment trust                    2,523,800                     -
                                        ------------------    ------------------
TOTAL NET REALIZED AND UNREALIZED
GAIN ON INVESTMENTS                           $ 8,485,232          ($4,784,583)
                                        ------------------    ------------------


The Partnership's net investment income for 1997 was $13.8 million, a decrease of $1.6 million from 1996. This decrease was primarily the result of market conditions in the industrial properties.

Income from interest in properties relates to the Partnership's 50% co-investment in several warehouse properties (the unit warehouses). Income from this source was $0.4 million in 1997, a decrease of 28.2% from 1996. This decrease was attributable to the sale of the Partnership's interest in these properties on September 30, 1997.

Administrative expenses on the Statement of Operations include both those related to property operations and the administration of the Partnership. Property administrative expenses in 1997 were $2.0 million, an increase of $0.4 million, or 21.5%, from 1996. This increase was primarily due to the acquisition of three new properties as well as a full year of administrative expenses for a property acquired at the end of 1996. Administrative expenses related to the Partnership were $0.3 million in 1997, an increase of $0.1 million, or 49.7%, from 1996. Increased legal reserves relating to potential litigation contributed to the majority of the variance.

Property operating expenses for 1997 were $3.3 million, an increase of $0.4 million, or 13.5%, from 1996. This increase was primarily due to a full year of ownership in 1997 of the office property in Beaverton, OR, and expenses incurred in 1997 for new acquisitions, such as, the industrial buildings in Salt Lake City, UT and Aurora, CO. Together these three properties contributed $0.3 million to the increased operating expenses. The acquisition of the office building in Brentwood, TN contributed $0.1 million to the increase.

OFFICE PROPERTIES

Net investment income from property operations for the office properties in 1997 was $5.5 million. This was a decrease of $0.3 million or 5.5% from 1996.

The office properties experienced a net unrealized gain of $1.9 million in 1997. The office property in Oakbrook Terrace, IL experienced the largest unrealized gain that was attributable to the improving office market conditions in suburban Chicago. In addition, the Morristown, NJ and Brentwood, TN office properties also experienced net unrealized gains of $0.5 million and $0.6 million, respectively.

The Partnership acquired a second office property in Brentwood, TN. The 97,378 square foot suburban office building was acquired on September 15, 1997 for $9.5 million. Occupancy at the time of acquisition, was at maximum capacity.

Occupancy at the Beaverton, OR; Oakbrook Terrace, IL; and Brentwood, TN properties remained unchanged from December 31, 1996 at 100%. Occupancy at the Morristown, NJ property increased from 93% to 100% while occupancy at the Lisle, IL office property dropped from 100% to 37% in 1997.

APARTMENT COMPLEXES


In 1997, net investment income from apartment property operations was $3.9 million which was unchanged from the prior year.

The three apartment communities experienced a net unrealized gain of $1.0 million during 1997. The Atlanta, GA property was the largest contributor to the gain as it appreciated $1.3 million. This gain was attributable to increased rental rates and occupancy at the property. The Raleigh, NC community had a net unrealized loss of $0.4 million due to the appraisal assumptions concerning above market rentals expiring and subsequently renewing at lower market rates.

Weighted average occupancy at the Partnership's residential communities increased from 93.1% to 94.3% from December 31, 1996. Occupancy at the Atlanta, GA and Farmington Hills, MI communities improved from 93% and 89%, respectively, as of December 31, 1996 to 99% and 93%, respectively, at year end 1997. Occupancy at the Raleigh, NC community decreased from 97% to 91% in 1997.

RETAIL PROPERTIES

Net investment income for the Partnership's retail property decreased by $0.3 million, or 8.7%, to $2.9 million in 1997. This decrease was primarily the result of decreased occupancy at the shopping center earlier in the year. The shopping center was 96% occupied as of December 31, 1997, unchanged from the prior year.

The retail center experienced an unrealized gain of $1.1 million. This was a result of changes in the assumed capital needs of the property and the leasing of vacant spaces in the third and fourth quarters which stabilized future cash flows and brought occupancy back up to 96%.

INDUSTRIAL PROPERTIES

In 1997, net investment income from industrial property operations was $2.1 million, a decrease of $1.0 million, or 32.9%, in 1996. The decline was attributable to the sale of the industrial complex in Azusa, CA, in April 1996, which accounted for $0.6 million of the decrease. The sale of the Partnership's investment in the Jacksonville, FL industrial properties, in September 1997, also contributed to the decline in net investment income. For properties held for comparable periods in 1997 and 1996, net investment income was $2.0 million and $1.9 million, respectively.

The Partnership acquired three industrial properties in 1997. The first acquisition was a 182,500 square foot building in Salt Lake City, UT for $5.4 million. The second acquisition was a two building 277,500 square foot facility in Aurora, CO for $8.5 million. As of December 31, 1997, both properties were vacant. The third acquisition was the land under the Partnership's existing Pomona CA, industrial complex. The Partnership acquired the land under a purchase option for $3.5 million.

The industrial properties (including the recently purchased land) had $1.9 million of net unrealized appreciation in 1997. The largest single gain of $1.7 million was attributable to the purchase of the land under the Pomona, CA property. The Salt Lake City, UT and Aurora, CO properties experienced negative net appreciation as a result of softer market conditions.

As of December 31, 1997 occupancy at the Partnership's Pomona, CA and Bolingbrook, IL industrial properties remained unchanged from December 31,1996 at 100%. As of December 31, 1997, both the Salt Lake City, UT and Aurora, CO properties were 100% vacant.

The partnership sold its interest in the Jacksonville, FL warehouses for net sales proceeds of $6.3 million, resulting in a gain of $0.3 million.

REAL ESTATE INVESTMENT TRUST

Dividend income from REITs totaled $0.1 million in 1997. The Partnership acquired 506,894 shares Meridian for $10.0 million on September 24, 1997. Meridian is a self-administered and self-managed equity real estate investment trust engaged in owning, operating, and leasing high quality, modern industrial properties nationwide. As of December 31, 1997, these shares experienced a $2.5 million net unrealized gain.

(c)      PER SHARE INFORMATION

Following is an analysis of the Partnership's net investment income and net realized and unrealized gain (loss) on investments, presented on a per share basis:


                                                       01/01/98             01/01/97         01/01/96
                                                          TO                   TO               TO
                                                       12/31/98             12/31/97         12/31/96
                                                       --------             --------         --------
Revenue from real estate and improvements              $ 2.0739             $ 1.8216         $ 1.9173
Income from interest in properties                     $ 0.0028             $ 0.0367         $ 0.0510
Dividend income from real estate investment
 trusts                                                $ 0.0565             $ 0.0134         $ 0.0000
Interest on short-term investments                     $ 0.1594             $ 0.1946         $ 0.1795
                                                       --------             --------         --------

TOTAL INVESTMENT INCOME                                $ 2.2926             $ 2.0663         $ 2.1478
                                                       --------             --------         --------

Investment management fee                              $ 0.2448             $ 0.2229         $ 0.2097
Real estate taxes                                      $ 0.2031             $ 0.1864         $ 0.1991
Administrative expense                                 $ 0.1647             $ 0.1963         $ 0.1569
Operating expense                                      $ 0.3437             $ 0.2782         $ 0.2442
Interest expense                                       $ 0.0000             $ 0.0186         $ 0.0412
                                                       --------             --------         --------
TOTAL INVESTMENT EXPENSES                              $ 0.9563             $ 0.9024         $ 0.8511
                                                       --------             --------         --------

NET INVESTMENT INCOME                                  $ 1.3363             $ 1.1639         $ 1.2967
                                                       --------             --------         --------


Net gain (loss) realized on real estate
 investments sold                                      $ 0.2575             $ 0.0258         $(0.1323)
Change in unrealized gain (loss) on real
 estate investments sold                               $ 0.1472             $ 0.6903         $(0.2695)
                                                       --------             --------         --------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                           $ 0.4047             $ 0.7162         $(0.4018)
                                                       --------             --------         --------
                                                       --------             --------         --------

Net change in share value                              $ 1.7410             $ 1.8800         $ 0.8949

Share value at beginning of period                     $18.5286             $16.6486         $15.7537
                                                       --------             --------         --------
Share value at end of period                           $20.2696             $18.5286         $16.6486
                                                       --------             --------         --------
                                                       --------             --------         --------

Ratio of expenses to average net assets                    4.99%                5.16%            5.26%

Ratio of net investment income to
 average net assets                                        6.97%                6.66%            8.01%

Number of shares outstanding at
 end of period (000's)                                   11,848               11,848           11,848


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

(d)      THE YEAR 2000 ISSUE

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

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly, which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

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

Of Prudential's total application portfolio, approximately 70% of the applications are being renovated, 13% are being replaced by Year 2000 compliant systems, and the remaining 17% are being retired from production. At December 31, 1998, the percentage of business applications (based on application count) in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 99%, 96% and 99%, respectively. The overall completion date for Business Applications is June 1999.

INFRASTRUCTURE

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading hardware or software), testing and implementation. The overall completion date for Infrastructure is June 1999.

BUSINESS PARTNERS

Prudential's approach to business partner readiness includes classification of each partner's status as "highly critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Approximately 30% of our business partners have been identified as highly critical and the remaining 70% as less critical. Project phases include inventory, risk assessment, and contingency planning activities. All project phases for highly critical business partner readiness were achieved in December 1998; we have an overall completion date for less critical business partner readiness of June 1999.

The Cost of Year 2000 Readiness

Prudential is funding the Year 2000 program from operating cash flows. Some of the expenses of Prudential's Year 2000 readiness are allocated across its various businesses and subsidiaries, including the Partnership. Expenses related to the Year 2000 initiatives allocated to the Partnership are part of systems overhead costs and are included in the Partnership's general and administrative expenses. The Year 2000 costs allocated to the Partnership to date are not material to its operations and financial conditions. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on the Partnership's ability to meet its contractual commitments.

Year 2000 Risks and Contingency Planning

The major portion of Prudential's transactions are of such volume that they can only be effectively processed through the use of automated systems. Therefore, substantially all of Prudential's contingency plans include the ultimate resolution of any causative technology failures that may be encountered.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects a small number of the projects may not meet their targeted completion date, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

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

(e)      INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels;

competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Account and the Partnership are not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and neither the Account nor the Partnership use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements and supplementary data are listed in the accompanying Index to the Financial Statements and Supplementary Data on F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Name                                                 Position                                    Age
----                                                 --------                                    ---
James J. Avery, Jr.                         Chairman of the Board and Director                   47

I. Edward Price                             Vice Chairman of the Board and Director              56

Esther H. Milnes                            President and Director                               48

James C. Drozanowski                        Senior Vice President                                56

Frank P. Marino                             Senior Vice President                                54

Edward A. Minogue                           Senior Vice President                                56

Hwei-Chung Shao                             Senior Vice President and Chief Actuary              44

Dennis G. Sullivan                          Principal Financial Officer and
                                            Chief Accounting Officer                             43

David A. Nachman                            Vice President and Comptroller                       51

Imants Saksons                              Vice President                                       48

William M. Bethke                           Director                                             51

Ira J. Kleinman                             Director                                             51

Mendel A. Melzer                            Director                                             38

Kiyofumi Sakaguchi                          Director                                             55

----------------------------------------------------------------------------------------------

James J. Avery, Jr., age 47 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined The Prudential Insurance Company of America in 1988 and has served as the Senior Vice President, CFO and Chief Actuary for The Prudential Individual Insurance Group since 1997.

I. Edward Price, age 56, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994, he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 48, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 56, has been Vice President and Operations Executive, Prudential Individual Insurance Group since 1996. From 1995 to 1996, he was President and Chief Executive Officer of Chase Manhattan Bank. From 1993 to 1995, he was Vice President of North America Customer Services, Chase Manhattan Bank. Prior to 1993, he was Operations Executive of Global Securities Services, Chase Manhattan Bank.

Frank P. Marino, age 54, has been Vice President of Policyowner Relations Department, Prudential Individual Insurance Group since 1996. Prior to 1996, he was Senior Vice President of Prudential Mutual Fund Services.

Edward A. Minogue, age 56, was elected a Senior Vice President of the Company on September 1, 1997. Mr. Minogue has been a Vice President of The Prudential Insurance Company of America since July, 1997. Prior to 1997, Mr. Minogue was a director of Merrill Lynch, Pierce & Smith, Inc.

Hwei-Chung Shao, age 44, is Vice President and Associate Actuary, Prudential.

Dennis G. Sullivan, age 43, was elected Principal Financial Officer and Chief Accounting Officer of the Company in March, 1999. Mr. Sullivan has been Vice President and Deputy Controller of Prudential since November, 1998. Prior thereto, from January 1998, Mr. Sullivan was Vice President and Controller of ContiFinancial Corporation. From 1997 to 1998, Mr. Sullivan was Deputy Corporate Controller of Salomon Brothers, Inc. Prior to 1997, he was a director at Salomon Brothers, Inc.

David A. Nachman, age 51, was elected Vice President and Comptroller of the Company in March, 1999. Mr. Nachman joined The Prudential Insurance Company of America in 1973, and has served as Vice President, Accounting of Prudential since 1992.

Imants Saksons, age 48, was elected a Vice President of the Company in January 1, 1999. Mr. Saksons has been a Vice President, Compliance of Prudential Individual Financial Services since 1998. Prior to 1998, he was Vice President of Market Conduct, U.S. Operations of Manulife Financial.

William M. Bethke, age 51, has been President, Prudential Capital Markets Group since 1992.

Ira J. Kleinman, age 51, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

Mendel A. Melzer, age 38, has been Chief Investment Officer of Mutual Funds and Annuities, Prudential Investments since 1996. From 1995 to 1996, he was Chief Financial Officer of the Money Management Group of Prudential. From 1993 to 1995, he was Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services. Prior to 1993, he was Managing Director, Prudential Investment Corporation.

Kiyofumi Sakaguchi, age 55, has been President, Prudential International Insurance Group since 1995. From 1994 to 1995, he was Chairman and Chief Executive Officer of The Prudential Life Insurance Co., Ltd. Prior to 1994, he was President and Chief Executive Officer of Asia Pacific Region-Prudential International Insurance, and President of The Prudential Life Insurance Co., Ltd.

ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Party Transactions in Note 5 of Notes to Financial Statements on page F - 18.

                                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        1.     Financial Statements

               See the Index to Financial Statements and Supplementary Data on page F-1.

        2.     Financial Statement Schedules

               The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

               Schedule III.  Real Estate Owned: Properties
               Schedule III.  Real Estate Owned: Interest in Properties

               See the Index to Financial Statements and Supplementary Data on page F-1.

        3.     Documents Incorporated by Reference

               See the following list of exhibits.

        4.     Exhibits

               See the following list of exhibits.

(b)     None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

        4.4 Single Premium Variable Annuity Contract, filed as Exhibit 4(i) to Form N-4, Registration Statement No. 2-

               99616, filed August 13, 1985, and incorporated herein by reference.


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

        11.    Not applicable.

        12.    Not applicable.

        13.    None.

        18.    None.

        21.    Not applicable.

        22.    Not applicable.

        23.    None.

        24. Powers of Attorney: W. Bethke, I. Kleinman, M. Melzer and I. Price incorporated by reference to Form 10-K, Registration No. 33-86780, filed March 27, 1996 on behalf of the Pruco Life Variable Contract Real Property Account. J. Avery incorporated by reference to Post-Effective Amendment No. 2 to Form S-6, Registration No. 333-07451, filed June 25, 1997 on behalf of the Pruco Life Variable Appreciable Account. K. Sakaguchi incorporated by reference to Pre-Effective Amendment No. 1 to Form N-4, Registration No. 333-06701, filed September 12, 1996 on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

        27.    Not applicable.

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

                         PRUCO LIFE INSURANCE COMPANY
                                IN RESPECT OF
                            PRUCO LIFE VARIABLE
                        CONTRACT REAL PROPERTY ACCOUNT
                        ------------------------------
                                (REGISTRANT)



Date:  March 29, 1999                  By: /s/ Esther H. Milnes
     ------------------                    ----------------------
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


SIGNATURE                       TITLE                          DATE
---------                       -----                          ----

*                               Chairman of the Board          March 29, 1999
 -----------------------        and Director
James J. Avery, Jr.

*                               Vice Chairman of the Board     March 29, 1999
 -----------------------        and Director
I. Edward Price

 /s/ Esther H. Milnes           President and Director         March 29, 1999
 -----------------------
Esther H. Milnes

 /s/ Dennis G. Sullivan         Principal Financial Officer    March 29, 1999
 -----------------------        and Chief Accounting Officer
Dennis G. Sullivan

*                               Director                       March 29, 1999
 -----------------------
William Bethke

*                               Director                       March 29, 1999
 -----------------------
Ira J. Kleinman

*                               Director                       March 29, 1999
 -----------------------
Mendel A. Melzer

*                               Director                       March 29, 1999
 -----------------------
Kiyofumi Sakaguchi


                                *By: /s/ Thomas C. Castano
                                     -----------------------
                                 Thomas C. Castano
                                 (Attorney-in-Fact)

                             PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                               (REGISTRANT)

                                                 INDEX

                                                                                                       PAGE
                                                                                                       ----
A. PRUCO LIFE VARIABLE  CONTRACT  REAL PROPERTY ACCOUNT

   Financial Statements:

       Reports of Independent Accountants                                                              F-2

       Statement of Net Assets - December 31, 1998 and 1997                                            F-3

       Statement of Operations and Changes in Net Assets -
       Years Ended December 31, 1998, 1997 and 1996                                                    F-3

       Notes to Financial Statements                                                                   F-4

B. THE PRUDENTIAL VARIABLE  CONTRACT  REAL PROPERTY PARTNERSHIP

      Financial Statements:

       Reports of Independent Accountants                                                              F-8

       Statements of Assets and Liabilities - December 31, 1998 and 1997                               F-9

       Statements of Operations - Years Ended December 31, 1998, 1997 and 1996                         F-10

       Statements of Changes in Net Assets - Years Ended December 31, 1998, 1997 and 1996              F-11

       Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996                         F-12

       Schedule of Investments - December 31, 1998 and 1997                                            F-13

       Notes to Financial Statements                                                                   F-16

       Financial Statement Schedules:

       For the period ended December 31, 1998

       Schedule III - Real Estate Owned: Properties                                                    F-19

       Schedule III - Real Estate Owned: Interest in Properties                                        F-20

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.


                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of the
Pruco Life Variable Contract Real Property Account and the Board of Directors of Pruco Life Insurance Company


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of Pruco Life Variable Contract Real Property Account at December 31, 1998 and 1997, and the results of its operations and the changes in its net assets for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Pruco Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares owned in The Prudential Variable Contract Real Property Partnership at December 31, 1998 and 1997, provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
March 19, 1999

                            FINANCIAL STATEMENTS OF
            PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                                 STATEMENTS OF NET ASSETS

                                                                                                        DECEMBER 31,
                                                                                        -----------------------------------------
                                                                                               1998                   1997
                                                                                        -------------------      ----------------
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 3)                                                     $      119,784,179       $   109,495,293
                                                                                        -------------------      ----------------
                                                                                        -------------------      ----------------

NET ASSETS,  representing:
Equity of Contract Owners (Note 4)                                                       $       86,732,546       $    86,228,329
Equity of Pruco Life Insurance Company (Note 2D)                                                 33,051,633            23,266,964
                                                                                        -------------------      ----------------
                                                                                         $      119,784,179       $   109,495,293
                                                                                        -------------------      ----------------
                                                                                        -------------------      ----------------

                                       STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------------------
                                                                              1998                   1997                1996
                                                                       ------------------    ------------------   ---------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations                      $       7,897,240     $       6,877,876    $    7,717,055

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration (Note 5)                                540,830               542,738           555,553
                                                                       ------------------    ------------------   ---------------

NET INVESTMENT INCOME                                                          7,356,410             6,335,138         7,161,502
                                                                       ------------------    ------------------   ---------------

Net Change in Unrealized Gain (Loss) on Investments in Partnership               869,718             4,079,515       (1,609,406)
Net Realized Gain (Loss) on Sale of Investments in Partnership                 1,521,928               152,643         (787,318)
                                                                       ------------------    ------------------   ---------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                           9,748,056            10,567,296         4,764,778
                                                                       ------------------    ------------------   ---------------

CAPITAL TRANSACTIONS:

Net Withdrawals by Contract Owners (Note 7)                                   (6,634,732)           (8,564,665)       (6,242,414)

Net Contributions by Pruco Life Insurance Company                              7,175,562             9,107,403         3,797,967
                                                                       ------------------    ------------------   ---------------

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS                                              540,830               542,738       (2,444,447)
                                                                       ------------------    ------------------   ---------------


TOTAL INCREASE IN NET ASSETS                                                  10,288,886            11,110,034         2,320,331


NET ASSETS:
Beginning of period                                                          109,495,293            98,385,259        96,064,928
                                                                       ------------------    ------------------   ---------------
End of period                                                          $     119,784,179     $     109,495,293    $   98,385,259
                                                                       ------------------    ------------------   ---------------
                                                                       ------------------    ------------------   ---------------


             SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-4 THROUGH F-7

                     NOTES TO THE FINANCIAL STATEMENTS OF
             PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                              DECEMBER 31, 1998


NOTE 1:  GENERAL

Pruco Life Variable Contract Real Property Account (the "Real Property Account") was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Real Property Account was established as a separate investment account of Pruco Life Insurance Company ("Pruco Life"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"). The assets of the Real Property Account are segregated from Pruco Life's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is organized under New Jersey law and is registered under the Securities Act of 1933. The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Real Property Account, along with The Prudential Variable Contract Real Property Account and the Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

New sales of the VAL, VLI and SPVA products have been discontinued.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  BASIS OF ACCOUNTING

The accompanying financial statements are prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

B.  INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 1998 and 1997 the Real Property Account's interest in the Partnership was 49.9% or 5,909,534 shares.

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

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at December 31, 1998 and 1997 were as follows:

                                   1998               1997
                                   -----              ----

SHARES OUTSTANDING:             5,909,534          5,909,534
SHARE VALUE:                      $20.27             $18.53
COST:                          $63,772,990        $63,772,990

NOTE 4:  CONTRACT OWNER UNIT INFORMATION

Outstanding contract owner units, unit values and total value of contract owner equity at December 31, 1998 and 1997, by product, were as follows:


1998:
-----
                                              VAL             VLI             SPVA            SPVL           TOTAL
                                              ---             ---             ----            ----           -----
CONTRACT OWNER UNITS OUTSTANDING:           40,077,133       2,653,867          534,598      2,923,554
UNIT VALUE:                               $    1.88513     $   1.94314       $  1.74229    $   1.74229
                                          ------------     -----------       ----------    -----------
TOTAL CONTRACT OWNER EQUITY:              $ 75,550,606     $ 5,156,836       $  931,425    $ 5,093,679    $ 86,732,546
                                          ------------     -----------       ----------    -----------    ------------
                                          ------------     -----------       ----------    -----------    ------------


1997:
-----
                                              VAL             VLI             SPVA            SPVL           TOTAL
                                              ---             ---             ----            ----           -----
CONTRACT OWNER UNITS OUTSTANDING:           43,201,206       2,762,300          744,092      3,231,823
UNIT VALUE:                               $    1.73358     $   1.78248      $   1.61267    $   1.61267
                                          ------------     -----------       ----------    -----------
TOTAL CONTRACT OWNER EQUITY:              $ 74,892,746     $ 4,923,744      $ 1,199,975    $ 5,211,864    $ 86,228,329
                                          ------------     -----------       ----------    -----------    ------------
                                          ------------     -----------       ----------    -----------    ------------

NOTE 5:  CHARGES AND EXPENSES

A.  MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is that life insurance and annuity contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed related charges by Pruco Life.

B.  ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.35% applied daily against the net assets representing equity of contract owners held in each subaccount for SPVA and SPVL. Administrative charges include costs associated with issuing the contract, establishing and maintaining records, and providing reports to contract owners.

C.  COST OF INSURANCE CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges which are deducted in order to compensate Pruco Life for the cost of selling the contract and (3) transaction costs, applicable to VAL, are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract and to compensate Pruco Life for the guaranteed minimum death benefit risk.

D.  DEFERRED SALES CHARGE

A deferred sales charge is imposed upon the surrender of certain variable life insurance contracts to compensate Pruco Life for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued. No sales charge will be imposed after the sixth and tenth year of the contract for SPVL and VAL, respectively. No sales charge will be imposed on death benefits.

E.  PARTIAL WITHDRAWAL CHARGE

A charge is imposed by Pruco Life on partial withdrawals of the cash surrender value for VAL. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract.

NOTE 6:  TAXES

Pruco Life is taxed as a "life insurance company" as defined by the Internal Revenue Code and the results of operations of the Real Property Account form a part of Prudential's consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Real Property Account. As such, no provision for the tax liability has been recorded in these financial statements.

NOTE 7:  NET  WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Pruco Life's variable insurance and variable annuity products for the years ended
December 31, 1998 and 1997, were as follows:


1998:
-----
                                                    VAL            VLI           SPVA            SPVL            TOTAL
                                                    ---            ---           ----            ----            -----
CONTRACT OWNER NET PAYMENTS:                    $   5,904,685    $  480,512      $       0       $       0      $ 6,385,197
POLICY LOANS:                                      (2,370,550)     (105,592)             0        (188,675)      (2,664,817)
POLICY LOAN REPAYMENTS AND INTEREST:                1,807,322        81,893              0         219,707        2,108,922
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS:       (4,498,494)     (335,108)      (350,787)       (391,714)      (5,576,103)
NET TRANSFERS FROM (TO) OTHER SUBACCOUNTS
     OR FIXED RATE OPTIONS:                        (2,987,279)     (130,821)         7,921        (106,815)      (3,216,994)
ADMINISTRATIVE AND OTHER CHARGES:                  (3,441,506)     (191,621)          (383)        (37,427)      (3,670,937)
                                              ---------------- ------------- --------------  --------------  ---------------
NET WITHDRAWALS BY CONTRACT OWNERS              $  (5,585,822)   $ (200,737)     $(343,249)      $(504,924)     $(6,634,732)
                                              ---------------- ------------- --------------  --------------  ---------------
                                              ---------------- ------------- --------------  --------------  ---------------


1997:
-----
                                                    VAL            VLI           SPVA            SPVL            TOTAL
                                                    ---            ---           ----            ----            -----
CONTRACT OWNER NET PAYMENTS:                    $  7,135,438     $ 547,314      $    (363)      $   2,354      $ 7,684,743
POLICY LOANS:                                     (2,744,920)     (127,090)             0        (133,268)      (3,005,278)
POLICY LOAN REPAYMENTS AND INTEREST:               2,059,190        78,708              0         120,176        2,258,074
SURRENDERS, WITHDRAWALS, AND DEATH BENEFITS:      (4,877,439)     (403,603)      (563,563)       (345,999)      (6,190,604)
NET TRANSFERS FROM (TO) OTHER SUBACCOUNTS
     OR FIXED RATE OPTIONS:                       (4,465,593)     (170,032)       (73,121)       (184,688)      (4,893,434)
ADMINISTRATIVE AND OTHER CHARGES:                 (4,187,469)     (195,020)             0         (35,677)      (4,418,166)
                                              ---------------- ------------- --------------  --------------  ---------------
NET WITHDRAWALS BY CONTRACT OWNERS              $ (7,080,793)   $ (269,723)     $(637,047)      $(577,102)     $(8,564,665)
                                              ---------------- ------------- --------------  --------------  ---------------
                                              ---------------- ------------- --------------  --------------  ---------------

NOTE 8:  UNIT ACTIVITY

Transactions in units for the years ended December 31, 1998, 1997 and 1996 were as follows:


1998:
-----
                                           VAL                 VLI               SPVA               SPVL
                                           ---                 ---               ----               ----
CONTRACT OWNER CONTRIBUTIONS:            4,541,673           315,299             13,026            154,339
CONTRACT OWNER REDEMPTIONS:             (7,665,746)         (423,732)          (222,520)          (462,608)


1997:
-----
                                           VAL                 VLI               SPVA               SPVL
                                           ---                 ---               ----               ----
CONTRACT OWNER CONTRIBUTIONS:            5,838,667           382,652              3,449            109,432
CONTRACT OWNER REDEMPTIONS:            (10,155,002)         (542,173)          (415,989)          (490,928)


1996:
-----
                                           VAL                 VLI               SPVA               SPVL
                                           ---                 ---               ----               ----
CONTRACT OWNER CONTRIBUTIONS:            8,645,307           458,123                 39            206,239
CONTRACT OWNER REDEMPTIONS:            (12,105,073)         (505,822)          (242,466)          (596,341)

NOTE 9:  PURCHASES AND SALES OF INVESTMENTS

There were no purchases or sales of investments in the Partnership for the year ended December 31, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Prudential
Variable Contract Real Property Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
February 22, 1999

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF ASSETS AND LIABILITIES

                                                                                  DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                                 ------------------      ------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  12/31/98 -- $170,045,055; 12/31/97 -- $201,670,248)                   $     155,374,462       $     181,317,624
  Real estate investment trust (cost:  12/31/98 -- $10,000,005;
   12/31/97 -- $10,000,005)                                                             11,554,649              12,523,805
                                                                                  ------------------      ------------------

         Total real estate investments                                                 166,929,111             193,841,429

MARKETABLE SECURITIES - At estimated market value
   (cost: 12/31/98 -- $14,967,236; 12/31/97 -- $13,971,421)                             14,950,525              13,929,296

CASH AND CASH EQUIVALENTS                                                               58,578,848              12,880,560

DIVIDEND RECEIVABLE                                                                        167,275                 146,999

OTHER ASSETS (net of allowance for uncollectible
  accounts:  12/31/98 -- $66,000; 12/31/97 -- $68,000)                                   3,623,513               1,946,851
                                                                                 ------------------      ------------------

         Total assets                                                            $     244,249,272       $     222,745,135
                                                                                 ------------------      ------------------
                                                                                 ------------------      ------------------

LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            $       1,985,400       $       1,842,027

DUE TO AFFILIATES                                                                        1,598,535                 832,922

OTHER LIABILITIES                                                                          504,940                 538,413
                                                                                 ------------------      ------------------

         Total liabilities                                                               4,088,875               3,213,362

COMMITMENTS

PARTNERS' EQUITY                                                                       240,160,397             219,531,773
                                                                                 ------------------      ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                           $     244,249,272       $     222,745,135
                                                                                 ------------------      ------------------
                                                                                 ------------------      ------------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                           11,848,275              11,848,275
                                                                                 ------------------      ------------------
                                                                                 ------------------      ------------------

SHARE VALUE AT END OF PERIOD                                                     $           20.27          $        18.53
                                                                                 ------------------      ------------------
                                                                                 ------------------      ------------------

                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------
                                                                  1998                    1997                   1996
                                                          ---------------------   ---------------------  ---------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                     $    24,572,642         $    21,582,968        $    22,799,694
 Income from interest in properties                                     33,462                 435,296                606,558
 Dividend income from real estate investment trust                     669,100                 158,184                      0
 Interest on short-term investments                                  1,888,348               2,305,364              2,134,386
                                                          ---------------------   ---------------------  ---------------------

         Total investment income                                    27,163,552              24,481,812             25,540,638
                                                          ---------------------   ---------------------  ---------------------

EXPENSES:
 Investment management fee                                           2,900,445               2,640,470              2,494,229
 Real estate taxes                                                   2,406,624               2,208,972              2,367,404
 Administrative expense                                              1,951,235               2,326,155              1,865,433
 Operating expense                                                   4,071,735               3,296,350              2,904,620
 Interest expense                                                            0                 220,118                489,434
                                                          ---------------------   ---------------------  ---------------------

         Total investment expenses                                  11,330,039              10,692,065             10,121,120
                                                          ---------------------   ---------------------  ---------------------

NET INVESTMENT INCOME                                               15,833,513              13,789,747             15,419,518
                                                          ---------------------   ---------------------  ---------------------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
 Net proceeds from real estate investments  sold                    37,443,762               6,297,422             20,497,789
 Less:  Cost of real estate investments sold                        37,361,533               6,274,539             26,610,932
        Realization of prior years' unrealized
        gain on real estate investments sold                        (2,969,150)               (283,157)            (4,539,996)
                                                          ---------------------   ---------------------  ---------------------

 Net gain (loss) realized on real estate
        investments sold                                             3,051,379                 306,040             (1,573,147)
                                                          ---------------------   ---------------------  ---------------------


 Change in unrealized gain (loss) on real estate
  investments                                                        1,743,732               8,179,192             (3,211,436)
                                                          ---------------------   ---------------------  ---------------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                               4,795,111               8,485,232             (4,784,583)
                                                          ---------------------   ---------------------  ---------------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                               $    20,628,624         $    22,274,979        $    10,634,935
                                                          ---------------------   ---------------------  ---------------------
                                                          ---------------------   ---------------------  ---------------------

                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                       STATEMENTS OF CHANGES IN NET ASSETS

                                                                                 YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                                  1998                     1997                     1996
                                                          ---------------------    ---------------------    ---------------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS:
Net investment income                                          $    15,833,513          $    13,789,747          $    15,419,518
Net gain (loss) realized on real estate
  investments sold                                                   3,051,379                  306,040               (1,573,147)
Net unrealized gain (loss) from real estate
  investments                                                        1,743,732                8,179,192               (3,211,436)
                                                          ---------------------    ---------------------    ---------------------

         Net increase in net assets resulting from
           operations                                               20,628,624               22,274,979               10,634,935
                                                          ---------------------    ---------------------    ---------------------

NET DECREASE IN NET ASSETS RESULTING
  FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
(Shares: 1998 -- 0; 1997 -- 0; 1996 -- 188,409 shares,
  respectively)                                                              0                        0               (3,000,000)
                                                          ---------------------    ---------------------    ---------------------

         Net decrease in net assets resulting from
          capital transactions                                               0                        0               (3,000,000)
                                                          ---------------------    ---------------------    ---------------------

NET INCREASE IN NET ASSETS                                          20,628,624               22,274,979                7,634,935

NET ASSETS -  Beginning of year                                    219,531,773              197,256,794              189,621,859
                                                          ---------------------    ---------------------    ---------------------

NET ASSETS -  End of year                                      $   240,160,397          $   219,531,773          $   197,256,794
                                                          ---------------------    ---------------------    ---------------------
                                                          ---------------------    ---------------------    ---------------------

                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------------
                                                                        1998                  1997                   1996
                                                                 -------------------   -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                  $  20,628,624         $  22,274,979          $  10,634,935
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
     Net realized and unrealized (gain) loss on
        investments                                                      (4,795,111)           (8,485,232)             4,784,583
     Bad Debt Expense                                                        28,264                99,929                 14,201
      (Increase) decrease in:
         Dividend receivable                                                (20,276)             (146,999)                     0
         Other assets                                                    (1,704,926)               20,136               (337,812)
      (Decrease) increase in:
         Obligation under capital lease                                           0               (72,677)               190,256
         Accounts payable and accrued expenses                              143,373               201,667               (502,254)
         Due to affiliates                                                  765,613               113,722                 36,405
         Other liabilities                                                 (33,473)                71,404               (197,060)
                                                                 -------------------   -------------------    -------------------

  Net cash flows from operating activities                               15,012,088            14,076,929             14,623,254
                                                                 -------------------   -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments
    sold                                                                 37,443,762             6,297,422             20,497,789
  Acquisition of real estate property                                             0           (23,417,474)           (10,713,722)
  Acquisition of real estate investment trust                                     0           (10,000,005)                     0
  Improvements and additional costs on prior purchases:
    Additions to real estate owned                                       (5,736,333)           (1,311,864)              (997,893)
    Additions to real estate partnerships                                         0                     0                      0
  Sale (purchase) of marketable securities, net                          (1,021,229)           10,497,348            (13,894,489)
                                                                 -------------------   -------------------    -------------------

  Net cash flows from investing activities                               30,686,200           (17,934,573)            (5,108,315)
                                                                 -------------------   -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                          0                     0             (3,000,000)
 Principal payments on capital lease obligation                                   0            (4,000,000)                     0
                                                                 -------------------   -------------------    -------------------

  Net cash flows from financing activities                                        0            (4,000,000)            (3,000,000)
                                                                 -------------------   -------------------    -------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                            45,698,288            (7,857,644)             6,514,939

CASH AND CASH EQUIVALENTS - Beginning of year                            12,880,560            20,738,204             14,223,265
                                                                 -------------------   -------------------    -------------------

CASH AND CASH EQUIVALENTS - End of year                               $  58,578,848         $  12,880,560          $  20,738,204
                                                                 -------------------   -------------------    -------------------
                                                                 -------------------   -------------------    -------------------

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for interest                              $           0          $    220,118           $    376,450
                                                                 -------------------   -------------------    -------------------
                                                                 -------------------   -------------------    -------------------

                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            SCHEDULE OF INVESTMENTS

                                                             DECEMBER 31, 1998                          DECEMBER 31, 1997
                                                      ------------------------------------      --------------------------------
                                                                          ESTIMATED                              ESTIMATED
                                                                            MARKET                                 MARKET
                                                            COST            VALUE                COST              VALUE
                                                      --------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                               64.7%                                  82.6%

Location                    Description
--------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building               $  21,634,707    $  14,123,742      $   17,916,983     $   10,278,959
Atlanta, GA                 Garden Apartments                15,601,495       15,651,216          15,446,293         15,100,000
Roswell, GA                 Retail Shopping Center           32,272,627       28,649,176          31,858,198         29,547,042
Pomona, CA                  Warehouse                                 0                0          23,637,049         19,504,612
Morristown, NJ              Office Building                  19,409,490       11,596,138          18,931,914         10,805,918
Bolingbrook, IL             Warehouse                         8,948,028        7,000,000           8,948,028          7,100,000
Farmington Hills, MI        Garden Apartments                         0                0          13,641,971         14,805,258
Raleigh, NC                 Garden Apartments                15,822,682       16,804,570          15,804,860         16,525,751
Nashville, TN               Office Building                   8,448,026       10,152,399           8,613,828          9,611,329
Oakbrook Terrace, IL        Office Complex                   12,945,366       15,750,000          12,725,366         14,100,000
Beaverton, OR               Office Complex                   10,728,618       11,200,000          10,728,285         10,700,000
Salt Lake City, UT          Industrial Building               5,388,134        5,450,000           5,388,134          5,350,000
Aurora, CO                  Industrial Building               9,304,171        9,497,221           8,540,585          8,400,000
Brentwood, TN               Office Complex                    9,541,711        9,500,000           9,488,754          9,488,755
                                                      --------------------------------------------------------------------------
                                                          $ 170,045,055   $  155,374,462      $  201,670,248     $  181,317,624
                                                      --------------------------------------------------------------------------
                                                      --------------------------------------------------------------------------


REAL ESTATE INVESTMENT TRUST (Percent of Net Assets)                                4.8%                                   5.7%

--------------------------------------------------------------------------------------------------------------------------------
Meridian REIT Shares (506,894 shares)                     $  10,000,005    $  11,554,649      $   10,000,005     $   12,523,805
                                                      --------------------------------------------------------------------------
                                                      --------------------------------------------------------------------------


                                                             DECEMBER 31, 1998                          DECEMBER 31, 1997
                                                      ------------------------------------      --------------------------------
                                                                          ESTIMATED                              ESTIMATED
                                                                            MARKET                                 MARKET
                                                            COST            VALUE                COST              VALUE
                                                      --------------------------------------------------------------------------

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                       6.2%                                   6.3%
(See pages F-14 to F-15 for details)
Description
--------------------------------------------------------------------------------------------------------------------------------
Marketable Securities                                     $  14,967,236    $  14,950,525      $   13,971,421     $   13,929,296
                                                      --------------------------------------------------------------------------
                                                      --------------------------------------------------------------------------




CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                  24.4%                                   5.9%
(See pages F-14 to F-15 for details)
Description
--------------------------------------------------------------------------------------------------------------------------------
Commercial Paper and Cash                                 $  58,578,848    $  58,578,848      $   12,880,560     $   12,880,560
                                                      --------------------------------------------------------------------------
                                                      --------------------------------------------------------------------------

                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           SCHEDULE OF INVESTMENTS

                                                                                          DECEMBER 31, 1998
                                                                     ------------------------------------------------------------
                                                                                                                NET ESTIMATED
                                                                        FACE AMOUNT             COST             MARKET VALUE
                                                                     -------------------  ------------------  -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                               6.2%
General Motors Acceptance Corp., 5.26%, January 26, 1999                   $    830,000        $    817,556         $    817,556
American Express Credit Corp., 7.375%, February 1, 1999                         325,000             329,342              325,418
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999                  1,000,000             999,520              999,947
Federal National Mortgage Assoc., 5.33%, February 12, 1999                      100,000              99,703               99,703
Salomon Smith Barney Holdings, Inc., 5.38%, February 16, 1999                 1,720,000           1,695,137            1,695,397
General Motors Acceptance Corp., 5.29 %,  February 17, 1999                     650,000             641,501              641,501
Chrysler Financial Company LLC , 5.26%, February 22, 1999                     2,400,000           2,365,700            2,365,700
International Lease Finance Corp., 7.50% March 1, 1999                          500,000             508,250              501,367
Federal Home Loan Mortgage Corp., 5.505%, March 12, 1999                      1,000,000           1,000,856            1,000,630
General Motors Acceptance Corp., 6.04%, March 19, 1999                        1,000,000           1,003,480            1,000,707
Merrill Lynch & Co. Inc., 5.23%, March 19, 1999                               1,790,000           1,758,820            1,758,820
Canadian Wheat Board, 5.14%, April 1, 1999                                    2,000,000           1,962,406            1,962,406
International Lease Finance Corp., 6.625%,  April 1, 1999                       375,000             377,419              375,721
CIT Group Holdings, Inc., 6.375%, May 21, 1999                                  400,000             402,120              400,873
Federal National Mortgage Assoc., 6.07%, July 1, 1999                         1,000,000           1,005,426            1,004,779
                                                                     -------------------  ------------------  -------------------
TOTAL MARKETABLE SECURITIES                                               $  15,090,000       $  14,967,236        $  14,950,525
                                                                     -------------------  ------------------  -------------------
                                                                     -------------------  ------------------  -------------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                          24.4%
Countrywide Home Loans, 5.403%, January 4, 1999                           $   1,000,000        $    999,400         $    999,400
Fortune Brands Inc., 5.05%, January 4, 1999                                   3,463,000           3,461,057            3,461,057
Xerox Capital (Europe) PLC,  5.303%, January 4, 1999                          3,483,000           3,480,949            3,480,949
Federal National Mortgage Assoc., 5.77%, January 5, 1999                     10,401,000          10,000,000           10,000,000
Ford Motor Credit Co.,   5.454%, January 5, 1999                                500,000             499,622              499,622
Pioneer Hi-BRED International, 5.665%, January 7, 1999                        1,000,000             997,332              997,332
Ford Motor Credit Co., 6.11%, January 8, 1999                                   167,000             166,717              166,717
Deere & Co., 5.372 %,  January 13, 1999                                       2,520,000           2,509,514            2,509,514
E.I. Du Pont De Nemours & Co. Inc., 5.277%, January 13, 1999                    648,000             644,598              644,598
Household Finance Corp., 5.356 %, January 13, 1999                              175,000             174,119              174,119
Household Finance Corp., 5.355% , January 15, 1999                            2,343,000           2,331,899            2,331,899
Potomac Electric Power Co., 5.569%, January 15, 1999                          3,122,000           3,110,930            3,110,930
Chrysler Financial Corp., 5.537%, January 25, 1999                            1,164,000           1,158,121            1,158,121
Eastman Kodak Co., 5.232%, January 26, 1999                                   2,518,000           2,502,360            2,502,360
Cigna Corp., 5.559%, January 27, 1999                                         1,819,000           1,809,220            1,809,220
Cigna Group Holdings, Inc.  5.334%, January 27, 1999                          1,851,000           1,835,496            1,835,496
Countrywide Home Loan, Inc. 5.506%, January 27, 1999                          1,342,000           1,333,028            1,333,028
Countrywide Home Loan, Inc. 5.587%, January 27, 1999                          1,177,000           1,169,197            1,169,197
General RE Corp., 5.187% , January 29, 1999                                     542,000             538,046              538,046
PNC Funding Corp., 5.728%, January 29, 1999                                   2,500,000           2,487,729            2,487,729
GTE Funding, Inc.,  5.211%, February 1, 1999                                  2,526,000           2,506,048            2,506,048
Norwest Financial, Inc., 5.536%, February 3, 1999                             3,563,000           3,539,593            3,539,593
CIGNA Corp., 5.233%, February 4, 1999                                         1,745,000           1,730,660            1,730,660
General Electric Capital Corp., 5.537%, February 4, 1999                      3,563,000           3,539,049            3,539,049
Associates First Capital Corp., 5.241%, February 8, 1999                      2,519,000           2,498,988            2,498,988
GTE Funding, Inc., 5.304%, February 11, 1999                                  1,000,000             993,413              993,413
                                                                     -------------------  ------------------  -------------------
TOTAL CASH EQUIVALENTS                                                       56,651,000          56,017,086           56,017,086
CASH                                                                          2,561,762           2,561,762            2,561,762
                                                                     -------------------  ------------------  -------------------
TOTAL CASH AND CASH EQUIVALENTS                                           $  59,212,762       $  58,578,848        $  58,578,848
                                                                     -------------------  ------------------  -------------------
                                                                     -------------------  ------------------  -------------------

                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                            SCHEDULE OF INVESTMENTS

                                                                                       DECEMBER 31, 1997
                                                                 --------------------------------------------------------------
                                                                       FACE                                  NET ESTIMATED
                                                                      AMOUNT                 COST            MARKET VALUE
                                                                 ------------------    ------------------    ------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                             6.3%

International Lease Finance Corp., 5.92%, January 15, 1998            $    500,000          $    499,083          $    499,956
Smith Barney Holding Inc., 5.70%, January 28, 1998                       1,304,000             1,285,475             1,285,475
Suntrust Banks, 8.875%, February 1, 1998                                 1,500,000             1,517,880             1,503,553
Chase Manhattan Bank, 5.75%, February 10, 1998                           2,000,000             2,000,000             2,000,000
Beneficial Corp., 9.125%, February 15, 1998                                700,000               705,948               702,456
Citicorp, 10.15%, February 15, 1998                                        200,000               207,324               200,969
General Motors Acceptance Corp., 5.9%, February 19, 1998                   985,000               994,545               986,218
General Motors Acceptance Corp., 5.9875%, February 23, 1998              1,300,000             1,299,363             1,299,894
American General Finance Corp., 7.25%, March 1, 1998                       500,000               507,880               501,217
Commercial Credit Co., 5.7%, March 1, 1998                                 375,000               375,199               375,031
Associates Corp. of North America, 7.3%, March 15, 1998                    400,000               406,635               401,242
International Lease Finance Corp., 5.75%, March 15, 1998                   400,000               399,940               399,988
Morgan Guaranty Trust Co., 5.85%, March 16, 1998                           500,000               499,855               499,971
Royal Bank of Canada, 5.91%, June 17, 1998                               2,000,000             1,998,853             1,999,475
FCC National Bank, 5.75281%, July 2, 1998                                1,025,000             1,024,202             1,024,602
General Mills Inc., 5.38%, July 8, 1998                                    250,000               249,238               249,249
                                                                 ------------------    ------------------    ------------------

TOTAL MARKETABLE SECURITIES                                          $  13,939,000         $  13,971,421         $  13,929,296
                                                                 ------------------    ------------------    ------------------
                                                                 ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                         5.9%

Barnett Bank, Inc., 6.70%, January 2, 1998                           $   1,235,000         $   1,234,540         $   1,234,540
American Greetings Corp., 6.26%, January 5, 1998                         1,250,000             1,247,179             1,247,179
Xerox Capital, 5.85%, January 6, 1998                                    1,000,000               995,775               995,775
Nike Inc., 6.10%, January 8, 1998                                        1,215,000             1,213,353             1,213,353
Paccar Financial Corp., 5.85%, January 9, 1998                           1,000,000               996,100               996,100
Pitney Bowes Credit Corp., 6.00%, January 13, 1998                         750,000               747,375               747,375
Merrill Lynch & Co., Inc. 5.85%, January 15, 1998                        1,000,000               994,313               994,313
Bank of Montreal, 5.90%, January 16, 1998                                1,000,000             1,000,000             1,000,000
Countrywide Home Loan, Inc., 5.85%, January 22, 1998                     1,000,000               993,175               993,175
General Electric Capital Corp., 5.74%, February 9, 1998                  1,000,000               990,593               990,593
                                                                 ------------------    ----------------------------------------

TOTAL CASH EQUIVALENTS                                                  10,450,000            10,412,402            10,412,402

CASH                                                                     2,468,158             2,468,158             2,468,158
                                                                 ------------------    ------------------    ------------------

TOTAL CASH AND CASH EQUIVALENTS                                      $  12,918,158         $  12,880,560         $  12,880,560
                                                                 ------------------    ------------------    ------------------
                                                                 ------------------    ------------------    ------------------

                   SEE NOTES TO FINANCIAL STATEMENTS ON PAGE F-16

                       NOTES TO FINANCIAL STATEMENTS OF
              PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                    FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 1:  ORGANIZATION

On April 29, 1988, Prudential Variable Contract Real Property Partnership (the "Partnership"), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America ("Prudential"), Pruco Life Insurance Company ("Pruco Life"), and Pruco Life Insurance Company of New Jersey ("Pruco Life of New Jersey"). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey.

The Partnership's policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. Although it is the Partnership's policy to adhere to the aforementioned percentage, at December 31, 1998, the Partnership's direct investment in real estate, as described above, temporarily fell to 64.7%. On February 1, 1999, a distribution of cash brought the Partnership back into compliance with the 65% policy by increasing the Partnership's direct investment in real estate to 79.2%. (See Note 6: Subsequent Events). The estimated market value of the Partnership's shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated market value of its assets, as described in Notes 2A and 2B, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A and 2B and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

Shares of the Partnership are held by Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the "Real Property Accounts") and may be purchased and sold at the then current share value of the Partnership's net assets. Share value is calculated by dividing the estimated market value of net assets of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A: REAL ESTATE OWNED AND INTEREST IN PROPERTIES - The Partnership's investments in real estate owned and interests in properties are initially valued at their purchase price. Real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization), within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Appraiser of Prudential Comptroller's Department Valuation Unit (Valuation
              Unit) is responsible to assure that the valuation process provides independent and accurate market value estimates. In the interest of maintaining and monitoring the independence and accuracy of the appraisal process, the Comptroller of Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; engages all external appraisers; reviews and provides comments on all external appraisals; prepares all quarterly update appraisals; assists in developing policies and procedures and assists in the evaluation of the performance and competency of external appraisers.

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

              The estimate of market value generally is a correlation of three approaches, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less

                       NOTES TO FINANCIAL STATEMENTS OF
              PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                    FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


              deterioration and functional and economic obsolescence; (2) discounting of a series of income streams and reversion at a specified yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable properties in the market place. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.

              As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 1998 and 1997.

         B: INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS (REITS) - Shares of REITs are generally valued at their quoted market price. These values may be adjusted for discounts resulting from restrictions, if any, on the future sale of these shares, such as lockout periods or limitations on the number of shares which may be sold in a given time period. Any such discounts are determined by the Valuation Unit. The Valuation Unit of Prudential applied a 3% discount to the market value of the REIT shares at December 31, 1998. This discount is being applied because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.

         C: REVENUE RECOGNITION - Rent from real estate is recognized when billed. Revenue from certain real estate investments is net of all or a portion of related real estate expenses and taxes. Since real estate is stated at estimated market value, net income is not reduced by depreciation and amortization expense. Dividend income is accrued at the ex-dividend date.

         D: CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents.

              Cash of $114,745 and $128,089 at December 31, 1998 and 1997,
              respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Statements of Assets and Liabilities.

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

         G: MANAGEMENT'S USE OF ESTIMATES IN THE FINANCIAL STATEMENTS -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         H: RECLASSIFICATIONS - Certain 1997 amounts in the financial statements have been reclassified to conform with the 1998 presentation.

                       NOTES TO FINANCIAL STATEMENTS OF
              PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                    FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 3:  LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 1999 to 2009. At December 31, 1998, the aggregate future minimum base rental payments under non-cancelable operating leases by year are:

                  Year Ending
                  December 31,                               (000's)
                  ------------                              --------
                          1999                              $ 11,037
                          2000                                 9,907
                          2001                                 9,104
                          2002                                 7,576
                          2003                                 4,573
                          Thereafter                          10,753
                                                            --------
                          Total                             $ 52,950
                                                            --------
                                                            --------


NOTE 4:  COMMITMENT FROM PARTNER

Prudential has committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 1998, Prudential's equity interest in the Partnership under this commitment was $51 million. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.

NOTE 5:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1998, 1997 and 1996 management fees incurred by the Partnership were $2.9 million; $2.6 million; and $2.5 million, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 1998, 1997 and 1996 were $116,128; $115,346; and $116,818, respectively, and are classified as administrative expenses in the Statements of Operations.

The Partnership owned a 50% interest in four warehouse/distribution buildings in Jacksonville, FL (the unit warehouses). The remaining 50% interest was owned by Prudential and one of its subsidiaries. In September 1997, the unit warehouses were sold as part of an industrial package for cash of $12.5 million. The Partnership's share of the proceeds was $6.3 million.

NOTE 6:  SUBSEQUENT EVENTS

On February 1, 1999, $30 million was distributed to the Real Property
Accounts.

                           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                   SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                           DECEMBER 31, 1998

                                              INTIAL COSTS TO THE PARTNERSHIP
                               ----------------------------------------------------------------------            COSTS
                                                                                                              CAPITALIZED
                                                                                     BUILDING &              SUBSEQUENT TO
         DESCRIPTION               ENCUMBRANCES                  LAND               IMPROVEMENTS              ACQUISITION
----------------------------   ---------------------      -------------------    --------------------    ----------------------
Properties:

Office Building
Lisle, IL                              None                        1,780,000              15,743,881                4,110,826

Garden Apartments
Atlanta, GA                            None                        3,631,212              11,168,904                  801,379

Warehouse
Pomono, CA                             None                        3,412,636              19,091,210                1,133,203

Retail Shopping Center
Roswell, GA                            None                        9,454,622              21,513,677                1,304,328

Office Building
Morristown, NJ                         None                        2,868,660              12,958,451                3,582,379

Office/Warehouse
Bolingbrook, IL                        None                        1,373,199               7,302,518                  272,311

Garden Apartments
Farmington Hills, MI                   None                        1,550,000              11,744,571                  347,400

Garden Apartments
Raleigh, NC                            None                        1,623,146              14,135,553                   63,983

Office Building
Nashville, TN                          None                        1,797,000               6,588,451                   62,575

Office Park
Oakbrook Terrace, IL                   None                        1,313,310              11,316,883                  315,173

Office Building
Beaverton, OR                          None                          816,415               9,897,307                   14,896

Industrial Building
Salt Lake City, UT                     None                          582,457               4,805,676                        0

Industrial Building
Aurora, CO                             None                        1,338,175               7,202,411                        0

Office Complex
Brentwood, TN                          None                        2,425,000               7,063,755                        0

                                                          -------------------    --------------------    ----------------------
                                                                  33,965,832             160,533,248               12,008,454
                                                          -------------------    --------------------    ----------------------
                                                          -------------------    --------------------    ----------------------


                                                                GROSS AMOUNT AT WHICH
                                                               CARRIED AT CLOSE OF YEAR
                         ---------------------------------------------------------------------------------------------------------

                                            BUILDING &          1998                                YEAR OF             DATE
         DESCRIPTION          LAND         IMPROVEMENTS         SALES            TOTAL            CONSTRUCTION        ACQUIRED
------------------------ -------------  ---------------- -----------------  ----------------    ------------------ ---------------
Properties:

Office Building
Lisle, IL                   1,780,000      19,854,707                          21,634,707             1985           Apr., 1988

Garden Apartments
Atlanta, GA                 3,631,212      11,970,283                          15,601,495             1987           Apr., 1988

Warehouse
Pomono, CA                  4,545,839      19,248,659      (23,794,498)                 0             1987           Apr., 1988

Retail Shopping Center
Roswell, GA                 9,479,089      22,793,538                          32,272,627             1988           Jan., 1989

Office Building
Morristown, NJ              2,868,660      16,540,830                          19,409,490             1981           Aug., 1988

Office/Warehouse
Bolingbrook, IL             1,373,199       7,574,829                           8,948,028             1989           Feb., 1990

Garden Apartments
Farmington Hills, MI        1,897,400      11,761,183      (13,658,583)                 0             1989           Feb., 1990

Garden Apartments
Raleigh, NC                 1,623,146      14,199,536                          15,822,682             1995           Jun., 1995

Office Building
Nashville, TN               1,797,327       6,650,699                           8,448,026             1982           Oct., 1995

Office Park
Oakbrook Terrace, IL        1,313,821      11,631,545                          12,945,366             1988           Dec., 1995

Office Building
Beaverton, OR                 816,415       9,912,203                          10,728,618             1995           Dec., 1996

Industrial Building
Salt Lake City, UT            582,457       4,805,676                           5,388,133             1997           Jul., 1997

Industrial Building
Aurora, CO                  1,338,175       7,965,996                           9,304,171             1997           Sep., 1997

Office Complex
Brentwood, TN               2,425,000       7,116,711                           9,541,711             1987           Oct., 1997

                         -------------  --------------   ---------------    --------------
                           35,471,740     172,026,396      (37,453,081)       170,045,055
                         -------------  --------------   ---------------    --------------
                         -------------  --------------   ---------------    --------------


                                                                   1998                       1997                    1996
                                                            --------------------    ----------------------     -------------------
(a)       Balance at beginning of year                              201,670,248               177,082,291             191,981,608
            Additions:
             Acquistions                                                      0                23,417,474              10,713,722
             Improvements, etc.                                       5,827,888                 1,170,483                 550,050
            Deletions:
             Sale                                                   (37,453,081)                        0            (26,163,089)
                                                            --------------------    ----------------------     -------------------
                                                            --------------------    ----------------------     -------------------
          Balance at end of year                                    170,045,055               201,670,248             177,082,291
                                                            --------------------    ----------------------     -------------------
                                                            --------------------    ----------------------     -------------------
(b)       Net of $1,000,000 settlement received from lawsuit.

                                           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                            SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                                           DECEMBER 31, 1998
                                   -------------------------------------------------------------------------
                                        1998                         1997                         1996
                                   ---------------              ---------------               --------------
Balance at beginning of year                   $0                   $6,133,157                   $6,133,157
  Additions:
   Acquistions                                  0                            0                            0
   Improvements, etc.                           0                            0                            0
  Deletions:
   Sale                                         0                  (6,133,157)                            0

                                   ---------------              ---------------               --------------
                                   ---------------              ---------------               --------------
Balance at end of year                         $0                           $0                   $6,133,157
                                   ---------------              ---------------               --------------
                                   ---------------              ---------------               --------------