Form 10-Q
period 1999-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT; PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 1999-11-15
CIK 801348, 846581

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--  SECURITIES EXCHANGE ACT OF 1934

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
            (Registrant's Telephone Number, including area code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             YES X      NO
                                                         ---       ---

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
PART I - FINANCIAL INFORMATION                                            ----

Item 1.  Financial Statements (Unaudited)

A.       PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

               Statements of Net Assets - September 30, 1999 and
               December 31, 1998                                            3

               Statements of Operations and Changes In Net Assets -
               Three and Nine Months Ended September 30, 1999 and 1998      3

               Notes to the Financial Statements                            4

B.       THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

               Statements of Assets and Liabilities - September 30,
               1999 and December 31, 1998                                   6

               Statements of Operations - Three and Nine Months Ended
               September 30, 1999 and 1998                                  7

               Statements of Changes in Net Assets - Nine
               Months Ended September 30, 1999 and 1998                     8

               Statements of Cash Flows - Nine Months Ended
               September 30, 1999 and 1998                                  9

               Schedule of Investments - September 30, 1999 and
               December 31, 1998                                           10

               Notes to the Financial Statements                           13

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risks      19

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              20

Item 6.   Exhibits and Reports on Form 8-K                                 20

Signature Page                                                             21

                             FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                            STATEMENTS OF NET ASSETS

                                                                       SEPTEMBER 30, 1999
                                                                           (UNAUDITED)             DECEMBER 31, 1998
                                                                     ---------------------        --------------------
Investment in the Prudential Variable Contract
  Real Property Partnership (Note 2)                                 $        121,689,377         $       119,784,179
                                                                     ---------------------        --------------------
                                                                     ---------------------        --------------------

NET ASSETS, representing:
Equity of Contract Owners (Note 3)                                   $         80,014,963         $        86,732,546
Equity of Pruco Life Insurance Company                                         41,674,414                  33,051,633
                                                                     ---------------------        --------------------
                                                                     $        121,689,377         $       119,784,179
                                                                     ---------------------        --------------------
                                                                     ---------------------        --------------------


               STATEMENTS OF OPERATIONS AND CHANGES IN NET ASSETS


                                                                Nine Months Ended September 30,    Three Months Ended September 30,
                                                                     1999             1998              1999             1998
                                                                --------------    ---------------   ------------    ---------------
INVESTMENT INCOME:

Net Investment Income from Partnership Operations               $    5,351,881    $    5,510,557   $  1,829,967    $   1,730,855

EXPENSES:

Charges to Contract Owners for Assuming Mortality Risk and
     Expense Risk and for Administration                               386,878           400,533        127,592          134,374
                                                                ---------------   ---------------  -------------   --------------

NET INVESTMENT INCOME                                                4,965,003         5,110,024      1,702,375        1,596,481
                                                                ---------------   ---------------  -------------   --------------

Net Change in Unrealized Gain (Loss) on Investments in
    Partnership                                                     (3,450,933)          807,887     (1,484,770)         915,076
Net Realized Gain (Loss) on Sale of Investments in
     Partnership                                                         4,250            45,656       (136,686)          45,656
                                                                ---------------   ---------------  -------------   --------------

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                 1,518,320         5,963,567         80,919        2,557,213
                                                                ---------------   ---------------  -------------   --------------

CAPITAL TRANSACTIONS:

Net (Withdrawals) by Contract Owners (Note 4)                       (7,665,818)       (5,233,958)    (2,599,359)      (1,832,882)

Net Contributions by Pruco Life Insurance Company                    8,052,696         5,634,492      2,726,952        1,967,257
                                                                ---------------   ---------------  -------------   --------------

NET INCREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                  386,878           400,534        127,593          134,375
                                                                ---------------   ---------------  -------------   --------------


TOTAL INCREASE IN NET ASSETS                                         1,905,198         6,364,101        208,512        2,691,588


NET ASSETS:
Beginning of period                                                119,784,179       109,495,293    121,480,865      113,167,806
                                                                ---------------   ---------------  -------------   --------------
End of period                                                   $  121,689,377    $  115,859,394   $121,689,377    $ 115,859,394
                                                                ---------------   ---------------  -------------   --------------
                                                                ---------------   ---------------  -------------   --------------


                SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 AND 5

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1:    BASIS OF PRESENTATION

The Pruco Life Variable Contract Real Property Account ("Real Property Account") is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life Insurance Company. These products are Variable Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 1998 Annual Report on Form 10K.


NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in the Partnership is based on the Real Property Account's proportionate interest in the Partnership's market value. At September 30, 1999 and December 31, 1998, the Real Property Account's interest in the Partnership was 57.0% or 5,909,534 shares and 49.9% or 5,909,534 shares, respectively. Proceeds from the sales of investments in the Partnership for the nine months ended September 30, 1999 was $30,000,000.

The number of shares held by the Real Property Account in the Partnership, the Partnership share value and the aggregate cost of investments in the Real Property Accounts' shares held at September 30, 1999 and December 31, 1998 were as follows:

                               SEPTEMBER 30,
                                   1999           DECEMBER 31, 1998
                               (UNAUDITED)        -----------------
                               -----------

 SHARES OUTSTANDING:             5,909,534            5,909,534
 SHARE VALUE:                     $20.59                $20.27
 COST:                          $63,772,990          $63,772,990

NOTE 3:    CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at September 30, 1999 and December 31, 1998 by product, were as follows:

                               SEPTEMBER 30,
                                   1999           DECEMBER 31, 1998
                               (UNAUDITED)        -----------------
                               -----------

VAL                            $70,033,379           $75,550,606
VLI                              4,955,093             5,156,836
SPVA                               612,469               931,425
SPVL                             4,414,022             5,093,679
                                 ---------             ---------

TOTAL                          $80,014,963           $86,732,546
                               -----------           -----------
                               -----------           -----------

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



NOTE 4:    NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company's variable insurance and variable annuity products for the nine months ended September 30, 1999 and 1998, were as follows:

                                            SEPTEMBER 30,
                                        1999               1998
                                        ----               ----

VAL                                 $6,359,589        $4,277,176
VLI                                    269,447           129,686
SPVA                                   325,902           319,989
SPVL                                   710,880           507,107
                                       -------           -------

TOTAL                               $7,665,818        $5,233,958
                                    ----------        ----------
                                    ----------        ----------

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                               SEPTEMBER 30, 1999
                                                                                   (UNAUDITED)              DECEMBER 31, 1998
                                                                            ------------------------    ------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  9/30/99 -- $188,971,635; 12/31/98 -- $170,045,055)                          $171,494,304                $155,374,462
  Real estate partnerships (cost: 9/30/99 -- $4,875,000; 12/31/98 --
   $0)                                                                                    4,875,000                           0
  Real estate investment trusts (cost:  9/30/99 -- $32,492,604;
   12/31/98 -- $10,000,005)                                                              28,548,030                  11,554,649
                                                                            ------------------------    ------------------------

         Total real estate investments                                                  204,917,334                 166,929,111

MARKETABLE SECURITIES - At estimated market value
   (cost:  9/30/99 -- $1,825,483; 12/31/98 -- $14,967,236)                               $1,821,844                 $14,950,525

CASH AND CASH EQUIVALENTS                                                                18,905,590                  58,578,848

DIVIDEND RECEIVABLE                                                                               0                     167,275

OTHER ASSETS (net of allowance for uncollectible
  accounts:  9/30/99 -- $73,300; 12/31/98 -- $66,000)                                     2,388,867                   3,623,513
                                                                            ------------------------    ------------------------

         Total assets                                                                   228,033,635                 244,249,272
                                                                            ------------------------    ------------------------

LIABILITIES

MORTGAGE LOANS PAYABLE                                                                   10,200,000                           0

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     2,193,903                   1,985,400

DUE TO AFFILIATES                                                                         1,259,317                   1,598,535

OTHER LIABILITIES                                                                           545,276                     504,940

MINORITY INTEREST                                                                           377,135                           0
                                                                            ------------------------    ------------------------

         Total liabilities                                                               14,575,631                   4,088,875
                                                                            ------------------------    ------------------------

INVESTMENT COMMITMENTS

         Partners' equity                                                               213,458,004                 240,160,397
                                                                            ------------------------    ------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                                  228,033,635                 244,249,272
                                                                            ------------------------    ------------------------
                                                                            ------------------------    ------------------------

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                            10,366,043                  11,848,275
                                                                            ------------------------    ------------------------
                                                                            ------------------------    ------------------------

SHARE VALUE AT END OF PERIOD                                                                 $20.59                      $20.27
                                                                            ------------------------    ------------------------
                                                                            ------------------------    ------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ----------------  ----------------    ----------------  ----------------
                                                                1999              1998                1999              1998
                                                          ----------------  ----------------    ----------------  ----------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                    $15,707,829       $18,389,369          $5,222,918        $6,023,458
 Equity in income of real estate partnerships                           0            33,463                   0                 0
 Dividend Income from real estate investment trusts               789,754           334,550             352,685           167,275
 Interest on short-term investments                             1,384,882         1,089,040             331,902           414,888
                                                          ----------------  ----------------    ----------------  ----------------

         Total investment income                               17,882,465        19,846,422           5,907,505         6,605,621
                                                          ----------------  ----------------    ----------------  ----------------

EXPENSES:
 Investment management fee                                      2,027,470         2,121,474             681,807           729,999
 Real estate taxes                                              2,133,374         1,966,995             618,014           621,679
 Administrative                                                 1,468,770         1,675,453             429,855           661,309
 Operating                                                      2,737,517         3,034,149             967,731         1,122,368
                                                          ----------------  ----------------    ----------------  ----------------

         Total investment expenses                              8,367,131         8,798,071           2,697,407         3,135,355
                                                          ----------------  ----------------    ----------------  ----------------

NET INVESTMENT INCOME                                           9,515,334        11,048,351           3,210,098         3,470,266
                                                          ----------------  ----------------    ----------------  ----------------

REALIZED AND UNREALIZED LOSS ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold or exchanged                                           19,668,030                 0           2,468,061                 0
 Less:  Cost of real estate investments sold
            or exchanged                                       17,579,801           (91,538)          2,718,144           (91,538)
           Realization of prior periods' unrealized
            gain (loss) on real estate investments sold
                or exchanged                                    2,080,673                 0            (146,339)                0
                                                          ----------------  ----------------    ----------------  ----------------

 Net gain (loss) realized on real estate
             investments sold                                       7,556            91,538            (103,744)           91,538
                                                          ----------------  ----------------    ----------------  ----------------


 Change in unrealized (loss) gain on real estate
  investments                                                  (6,225,283)        1,619,767          (2,740,601)        1,834,675
                                                          ----------------  ----------------    ----------------  ----------------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                           (6,217,727)        1,711,305          (2,844,345)        1,926,213
                                                          ----------------  ----------------    ----------------  ----------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                               $3,297,607       $12,759,656            $365,753        $5,396,479
                                                          ----------------  ----------------    ----------------  ----------------
                                                          ----------------  ----------------    ----------------  ----------------

                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                                NINE MONTHS                 NINE MONTHS
                                                                                   ENDED                       ENDED
                                                                            SEPTEMBER 30, 1999          SEPTEMBER 30, 1998
                                                                          ------------------------    ------------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                              $   9,515,334              $   11,048,351
 Net realized gain on real estate investments sold
    and REIT shares exchanged                                                               7,556                      91,538
 Change in unrealized (loss) gain on real estate investments                          (6,225,283)                   1,619,767
                                                                          ------------------------    ------------------------

         Net increase in net assets resulting from operations                           3,297,607                  12,759,656
                                                                          ------------------------    ------------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (9/30/99 -- 1,482,233 shares; 9/30/98 -- 0 shares)                                (30,000,000)                           0
                                                                          ------------------------    ------------------------

         Net decrease in net assets resulting from
          capital transactions                                                       (30,000,000)                           0
                                                                          ------------------------    ------------------------

NET (DECREASE) INCREASE IN NET ASSETS                                                (26,702,393)                  12,759,656

NET ASSETS -  Beginning of period                                                     240,160,397                 219,531,773
                                                                          ------------------------    ------------------------

NET ASSETS -  End of period                                                        $  213,458,004              $  232,291,429
                                                                          ------------------------    ------------------------
                                                                          ------------------------    ------------------------


                       SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                NINE MONTHS                NINE MONTHS
                                                                                   ENDED                      ENDED
                                                                            SEPTEMBER 30, 1999         SEPTEMBER 30, 1998
                                                                          ------------------------   ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                               $   3,297,607             $   12,759,656
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss (gain) on investments                                 6,217,727                (1,711,305)
 Bad debt expense                                                                          16,917                     18,050
 Decrease (Increase) in:
    Dividend receivable                                                                   167,275                    146,999
    Other assets                                                                        1,217,730                  (488,811)

 Increase (Decrease) in:
    Accounts payable and accrued expenses                                                 208,503                    105,944
    Due to affiliates                                                                   (339,218)                   (42,389)
    Other liabilities                                                                      40,336                     85,511
                                                                          ------------------------   ------------------------

         Net cash flows from operating activities                                      10,826,877                 10,873,655
                                                                          ------------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net proceeds from real estate investments sold                                         8,725,464                          0
 Acquisition of real estate property                                                  (7,542,712)                          0
 Additions to real estate owned                                                       (1,138,743)                (4,245,683)
 Acquisition of real estate partnerships                                              (4,875,000)                          0
 Distribution from interest in properties                                                       0                     91,538
 Acquisitions of real estate investment trusts                                       (29,174,960)                          0
 Sale of marketable securities, net                                                    13,128,681                  9,101,483
                                                                          ------------------------   ------------------------

         Net cash flows from investing activities                                    (20,877,270)                  4,947,338
                                                                          ------------------------   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                             (30,000,000)                          0
 Contributions from minority interest partners                                            377,135                          0
                                                                          ------------------------   ------------------------

         Net cash flows from financing activities                                    (29,622,865)                          0
                                                                          ------------------------   ------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (39,673,258)                 15,820,993

CASH AND CASH EQUIVALENTS - Beginning of period                                        58,578,848                 12,880,560
                                                                          ------------------------   ------------------------

CASH AND CASH EQUIVALENTS - End of period                                          $   18,905,590             $   28,701,553
                                                                          ------------------------   ------------------------
                                                                          ------------------------   ------------------------


Non-Cash Investing Activity
  Exchange of shares of Meridian real estate investment trust
     for shares of ProLogis real estate investment trust shares                    $   10,942,566                  $       0
                                                                          ------------------------   ------------------------
                                                                          ------------------------   ------------------------

                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30, 1999
                                                                 ---------------------------------------------------------------
                                                                                                               NET ESTIMATED
                                                                    FACE AMOUNT              COST               MARKET VALUE
                                                                 ------------------    -----------------     -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                              0.9%

Ford Motor Credit Co., 7.50%, April 6, 2000                             $  150,000              151,779              $  151,281
CIT Group Inc., 6.80%, April 17, 2000                                      500,000              503,765                 502,765
Associates Corp. of North America, 6.71%, June 1, 2000                   1,160,000            1,169,939               1,167,798
                                                                 ------------------    -----------------     -------------------

TOTAL MARKETABLE SECURITIES                                            $ 1,810,000          $ 1,825,483             $ 1,821,844
                                                                 ------------------    -----------------     -------------------
                                                                 ------------------    -----------------     -------------------

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                          8.9%

Ameritech Corp., 5.60%, October 1, 1999                                    724,000              723,887                 723,887
Ford Motor Credit Co., 5.50%, October 4, 1999                              885,000              884,459                 884,459
GTE Funding, Inc., 5.31% October 4, 1999                                 1,100,000            1,098,053               1,098,053
Lucent Technologies, 5.50% October 4, 1999                               1,000,000              999,389                 999,389
Potomac Electric Power Co., 5.30% October 4, 1999                        1,120,000            1,117,856               1,117,856
Procter & Gamble Co., 5.29%, October 4, 1999                             1,000,000              998,237                 998,237
United Parcel Service, 5.30% October 4, 1999                               500,000              498,528                 498,528
United Parcel Service, 5.29% October 4, 1999                               600,000              598,942                 598,942
CIESCO L.P., 5.40%, October 5, 1999                                      1,000,000              999,100                 999,100
Gannett Co., 5.40%, October 5, 1999                                        500,000              499,475                 499,475
Hewlett- Packard Co., 5.35%, October 5, 1999                               500,000              499,108                 499,108
Merrill Lynch & Co., Inc. 5.29%, October 5, 1999                         1,119,000            1,116,698               1,116,698
General Electric Cap Corp., 5.31% October 6, 1999                          750,000              745,464                 745,464
General Mills Inc., 5.33%, October 6, 1999                                 773,000              770,597                 770,597
Bell Atlantic Network Funding, 5.33 %, October 7, 1999                     762,000              760,421                 760,421
Nat'l Rural Util Cooperative Fin Corp., 5.30% October 8, 1999            1,000,000              997,644                 997,644
American Express Cr. Corp., 5.35%, October 12, 1999                        400,000              398,455                 398,455
Southern California Edison, 5.35%, October 13, 1999                        600,000              598,038                 598,038
Transamerica Finance Corp., 5.40%, October 19, 1999                        500,000              498,575                 498,575
First Data Corp., 5.35%, November 23, 1999                               1,000,000              991,678                 991,678
                                                                 ------------------    -----------------     -------------------

TOTAL CASH EQUIVALENTS                                                  15,833,000           15,794,604              15,794,604

CASH                                                                     3,110,986            3,110,986               3,110,986
                                                                 ------------------    -----------------     -------------------

TOTAL CASH AND CASH EQUIVALENTS                                        $18,943,986          $18,905,590             $18,905,590
                                                                 ------------------    -----------------     -------------------
                                                                 ------------------    -----------------     -------------------

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


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)


                                                                                SEPTEMBER
                                                                                 30,1999
                                                                -------------------------------------------
                                                                                            ESTIMATED
                                                                                              MARKET
                                                                      COST                    VALUE
                                                                ----------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                                 80.3%
Location                     Description
--------------------------------------------------------------------------------------------------------------
Lisle, IL                    Office Building                          $21,780,609              $13,631,195
Atlanta, GA                  Garden Apartments                         15,642,579               15,510,365
Roswell, GA                  Retail Shopping Center                    32,393,538               29,061,854
Morristown, NJ               Office Building                           19,439,196               11,520,232
Bolingbrook, IL              Warehouse                                  8,948,028                7,000,000
Raleigh, NC                  Garden Apartments                         15,829,305               16,804,623
Nashville, TN                Office Building                            8,509,908               10,312,281
Oakbrook Terrace, IL         Office Complex                            12,945,366               14,200,000
Beaverton, OR                Office Complex                            10,767,945               10,410,992
Salt Lake City, UT           Industrial Building                        5,604,330                5,600,050
Aurora, CO                   Industrial Building                        9,798,291               10,200,000
Brentwood, TN                Office Complex                             9,569,828                9,500,000
Jacksonville, FL             Garden Apartments                         17,742,712               17,742,712
                                                                ----------------------------------------------
                                                                     $188,971,635             $171,494,304
                                                                ----------------------------------------------
                                                                ----------------------------------------------


REAL ESTATE PARTNERSHIPS (PERCENT OF NET ASSETS)                                                      2.3%
Location                     Description
--------------------------------------------------------------------------------------------------------------

Kansas City, KS; MO          Retail Shopping Center                    $4,875,000               $4,875,000
                                                                ----------------------    ---------------------
                                                                ----------------------    ---------------------

REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                 13.4%

--------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                 $7,579,332               $7,289,676

AMB Property Corp (42,100 shares)                                         933,851                  891,994

Alexandria Real Est Equities (30,800 shares)                              874,221                  906,675

Apartment Inv & Mgmt Co (16,500 shares)                                   672,953                  631,125

Cousins Properties (24,800 shares)                                        890,459                  841,650

Equity Office Properties Trust (32,400 shares)                            901,571                  753,300

Equity Residential Property Trust (13,100 shares)                         623,573                  555,112

Excel Legacy Corp (299,200 shares)                                      1,407,656                1,252,900

Franchise Finance Op Amer (22,000 shares)                                 539,613                  514,250

General Growth Properties (13,600 shares)                                 512,353                  428,400

Intrawest Corporation (70,800 shares)                                   1,165,560                1,172,625

MeriStar Hotels & Resorts Inc. (192,400 shares)                           722,877                  565,175

Mission West Properties (86,200 shares)                                   703,269                  727,312

Philips International Realty (72,600 shares)                            1,195,379                1,143,450

Prime Hospitality Corp. (112,500 shares)                                1,320,524                  900,000

Public Storage (59,600 shares)                                          1,725,705                1,501,175

Reckson Service Industries (32,800 shares)                                398,066                  518,650

Reckson Assoc Realty Corp (52,200 shares)                               1,299,227                1,086,413

Starwood Hotels and Resorts (87,200 shares)                             3,027,806                1,945,650

Sun Communities Inc. (16,700 shares)                                      606,047                  552,144

Sunterra Corporation (12,700 shares)                                      178,562                  150,813

Vornado Realty Trust (62,900 shares)                                    2,364,477                2,044,250

Wellsford Real Properties (40,600 shares)                                 440,242                  385,700

Sun International Hotels Ltd (30,900 shares)                            1,116,267                  737,738

Boardwalk Equities, Inc.  (118,900.shares)                              1,293,013                1,051,854

Meridian REIT Shares (506,894 shares)                                           0                        0
                                                               -----------------------------------------------
                                                                      $32,492,604              $28,548,030
                                                               -----------------------------------------------
                                                               -----------------------------------------------



                                                                                  DECEMBER 31,1998
                                                                -------------------------------------------------
                                                                                                  ESTIMATED
                                                                                                   MARKET
                                                                           COST                     VALUE
                                                                -------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                                       64.7%
Location                     Description
-----------------------------------------------------------------------------------------------------------------
Lisle, IL                    Office Building                                $21,634,707              $14,123,742
Atlanta, GA                  Garden Apartments                               15,601,495               15,651,216
Roswell, GA                  Retail Shopping Center                          32,272,627               28,649,176
Morristown, NJ               Office Building                                 19,409,490               11,596,138
Bolingbrook, IL              Warehouse                                        8,948,028                7,000,000
Raleigh, NC                  Garden Apartments                               15,822,682               16,804,570
Nashville, TN                Office Building                                  8,448,026               10,152,399
Oakbrook Terrace, IL         Office Complex                                  12,945,366               15,750,000
Beaverton, OR                Office Complex                                  10,728,618               11,200,000
Salt Lake City, UT           Industrial Building                              5,388,134                5,450,000
Aurora, CO                   Industrial Building                              9,304,171                9,497,221
Brentwood, TN                Office Complex                                   9,541,711                9,500,000
Jacksonville, FL             Garden Apartments                                        0                        0
                                                                -------------------------------------------------
                                                                           $170,045,055             $155,374,462
                                                                -------------------------------------------------
                                                                -------------------------------------------------


REAL ESTATE PARTNERSHIPS (PERCENT OF NET ASSETS)
Location                     Description
-----------------------------------------------------------------------------------------------------------------

Kansas City, KS; MO          Retail Shopping Center



REAL ESTATE INVESTMENT TRUST (PERCENT OF NET ASSETS)                                                        4.8%

-----------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                                                -                        -

AMB Property Corp (42,100 shares)                                                     -                        -

Alexandria Real Est Equities (30,800 shares)                                          -                        -

Apartment Inv & Mgmt Co (16,500 shares)                                               -                        -

Cousins Properties (24,800 shares)                                                    -                        -

Equity Office Properties Trust (32,400 shares)                                        -                        -

Equity Residential Property Trust (13,100 shares)                                     -                        -

Excel Legacy Corp (299,200 shares)                                                    -                        -

Franchise Finance Op Amer (22,000 shares)                                             -                        -

General Growth Properties (13,600 shares)                                             -                        -

Intrawest Corporation (70,800 shares)                                                 -                        -

MeriStar Hotels & Resorts Inc. (192,400 shares)                                       -                        -

Mission West Properties (86,200 shares)

Philips International Realty (72,600 shares)                                          -                        -

Prime Hospitality Corp. (112,500 shares)                                              -                        -

Public Storage (59,600 shares)                                                        -                        -

Reckson Service Industries (32,800 shares)                                            -                        -

Reckson Assoc Realty Corp (52,200 shares)                                             -                        -

Starwood Hotels and Resorts (87,200 shares)                                           -                        -

Sun Communities Inc. (16,700 shares)                                                  -                        -

Sunterra Corporation (12,700 shares)                                                  -                        -

Vornado Realty Trust (62,900 shares)                                                  -                        -

Wellsford Real Properties (40,600 shares)                                             -                        -

Sun International Hotels Ltd (30,900 shares)                                          -                        -

Boardwalk Equities, Inc.  (118,900.shares)

Meridian REIT Shares (506,894 shares)                                        10,000,005               11,554,649
                                                                -------------------------------------------------
                                                                            $10,000,005              $11,554,649
                                                                -------------------------------------------------
                                                                -------------------------------------------------


                        SEE NOTES TO FINANCIAL STATEMENTS

                        NOTES TO FINANCIAL STATEMENTS OF
             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto included in each Partner's
December 31, 1998 Annual Report on Form 10K.


NOTE 2:  COMMITMENT FROM PARTNER

In prior years, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. As of September 30, 1999, Prudential's equity interest in the Partnership under this commitment was $38.3 million.

On February 2, 1999, Prudential and its partners withdrew $30 million based on the ratio of each Partners' equity in the Partnership. At the present time, Prudential does not intend to make further contributions during the 1999 fiscal year.


NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 1999 and 1998 management fees incurred by the Partnership were $2,027,470 and $2,121,474 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the nine months ended September 30, 1999 and 1998 were $87,305 and $87,096 respectively, and are classified as administrative expenses in the statements of operations.


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

(A)      LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $20.7 million, a decrease of $52.8 million from $73.5 million at December 31, 1998. The decrease is due primarily to Partners' withdrawals of $30.0 million on February 2, 1999 and the acquisition of two additional real estate investments during September 1999 which required funding amounting to approximately $12.0 million.

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

The Partnership's investment policy allows up to 30% investments in cash and short-term obligations. At September 30, 1999, 10% of the Partnership's assets consisted of cash, cash equivalents and marketable securities. Sources of liquidity include net cash flow from property operations, interest from short term investments, and dividends from Real Estate Investment Trust (REIT) shares. Capital expenditures were approximately $1,100,000 and were of a recurring nature.

(B)      RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended September 30, 1999 and 1998 and an explanation of REIT trading.

September 30, 1999 vs. September 30, 1998

The Partnership's net investment income for the nine months ended September 30, 1999 was $9.5 million, a decrease of $1.5 million from net investment income of $11.0 million for the corresponding period in 1998. The Partnership's net investment income for the quarter ended September 30, 1999 was $3.2 million, a decrease of $0.3 million from net investment income of $3.5 million for the corresponding period in 1998.

Revenue from real estate and improvements for the first nine months of 1999 was $15.7 million, a decrease of $2.7 million or 14.6% from $18.4 million for the corresponding period in 1998. Revenue from real estate and improvements decreased $0.8 million or 13.3% to $5.2 million for the quarter ended September 30, 1999. These decreases were primarily due to the sales of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI during 1998.

On March 30, 1999, the Partnership exchanged 506,894 shares of Meridian REIT for 557,583 shares of ProLogis REIT, fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. The exchange resulted in a realized gain of $401,713. Dividend income from real estate investment trusts amounted to $0.8 million for the nine months ended September 30, 1999, an increase of $0.5 million or 136.1% compared to the corresponding period in 1998. Dividend income from real estate investment trusts increased approximately $185,000 or 110.8% to $352,685 for the quarter ended September 30, 1999. These increases were primarily due to an increase in the amount invested in REIT stocks.

Interest on short-term investments increased approximately $296,000 or 27.2% for the nine months ended September 30, 1999 due primarily to a significantly higher average cash balance during the nine months ended September 30, 1999 compared to the corresponding period last year. Cash and cash equivalents maintained through the third quarter of 1999 averaged approximately $42 million when compared to the third quarter of 1998 when average cash and cash equivalents were approximately $30 million.

Interest on short-term investments decreased approximately $83,000 or 20.0% for the quarter ended September 30, 1999 due primarily to a significantly lower average cash balance during the quarter ended September 30, 1999 compared to the corresponding period last year. Cash and cash equivalents maintained during the third quarter of 1999 averaged approximately $25 million when compared to the third quarter of 1998 when average cash and cash equivalents were approximately $33 million.

Administrative expenses decreased $206,683 or 12.3% during the nine months ended September 30, 1999. Administrative expenses decreased approximately $231,000 or 35% during the quarter ended September 30, 1999. These decreases were primarily due to the sales of the Partnership's industrial property located in Pomona, CA and an apartment complex located in Farmington Hills, MI during 1998.

Operating expenses decreased $154,637 or 13.8% when compared to the third quarter of 1998 mainly as a result of the sales of the apartment complex and the industrial property discussed previously, coupled with a decrease in operating expenses for the office property located in Lisle, IL as the result of a decrease in occupancy from 96% to 88% when comparing the third quarter of 1998 to the corresponding quarter in 1999.

The following is a year-to-date and quarterly comparison of the Partnership's property results of operations and realized and unrealized gains or losses, by investment type.




                                         NINE MONTHS ENDED SEPTEMBER 30,                QUARTER ENDED SEPTEMBER 30,
                                            1999               1998                       1999               1998
                                            ----               ----                       ----               ----
NET INVESTMENT INCOME:

Office properties                      $5,404,103         $4,658,139                $1,654,448          $1,426,913
Apartment complexes                     1,617,646          3,107,990                   701,052           1,063,459
Retail property                         2,067,724          2,233,808                   692,468             752,178
Industrial properties                     480,812          1,590,346                   324,431             543,415
Dividend income from real
 estate investment trust                  789,754            334,550                   352,685             167,275
Other (including interest income,
 investment mgt fee, etc.)               (844,705)          (876,482)                 (514,986)           (482,974)
                                       ----------        -----------                ----------          ----------
    Total Net Investment Income        $9,515,334        $11,048,351                $3,210,098          $3,470,266
                                       ----------        -----------                ----------          ----------
                                       ----------        -----------                ----------          ----------

                                         NINE MONTHS ENDED SEPTEMBER 30,                 QUARTER ENDED SEPTEMBER 30,
                                           1999                 1998                      1999                 1998
                                           ----                 ----                      ----                 ----
 UNREALIZED GAIN(LOSS)
  ON INVESTMENTS:

 Office properties                     ($3,052,513)        $2,155,239                   $867,563          ($506,998)
 Apartment complexes                      (188,505)         1,916,826                   (614,430)         1,575,564
 Retail property                           291,767         (1,395,791)                   (39,973)           275,142
 Industrial properties                     142,513            588,719                    347,963            921,193
 Real estate investment trust           (3,418,545)        (1,645,226)                (3,301,724)          (430,226)
 REALIZED GAIN(LOSS) ON INVESTMENTS

 Industrial properties                      43,641             91,538                       -                91,538
 Real estate investment trust              (36,085)              -                      (103,744)              -
                                       ------------        ----------                ------------        ----------
                                       ($6,217,727)        $1,711,305                ($2,844,345)        $1,926,213
                                       ------------        ----------                ------------        ----------
                                       ------------        ----------                ------------        ----------



OFFICE PROPERTIES
Net investment income from property operations for the office sector increased approximately $746,000 or 16% for the nine months ended September 30, 1999 when compared to the corresponding period in 1998. This increase in net investment income was primarily due to higher revenue levels experienced by the Oakbrook, IL office complex as the result of a lease termination fee received from one of the tenants, coupled with higher overall occupancy levels during 1999 at the Lisle, IL office complex.

Net investment income from property operations for the office sector increased approximately $228,000 or 16% during the third quarter of 1999 when compared to the corresponding period in 1998. The increase in net investment income was primarily due to higher revenue levels and lower expense levels experienced by the Lisle, IL office complex, coupled with an increase in occupancy level experienced by the Morristown, NJ office complex.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $3.1 million during the first nine months of 1999 compared to a net unrealized gain of $2.2 million in the corresponding period in 1998. The largest share of this net unrealized loss or 51% was primarily due to the office property located in Oakbrook Terrace, IL. This $1.6 million value decrease was due to costs associated with re-leasing the facility and downtime resulting from the upcoming vacating of the property by the two tenants who currently occupy the entire facility. The Beaverton, OR office property also experienced a net unrealized loss of approximately $0.8 million. This decline in value was due to a change in discounted cash flow assumptions resulting from the large amount of Class "A" space under construction in the local market. In addition, a lower renewal probability in determining the valuation of the property was utilized for Nike, a major tenant. The Lisle, IL office property also experienced a net unrealized loss of approximately $0.6 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The office properties experienced a net unrealized gain of approximately $0.9 million during the third quarter of 1999 compared to a net unrealized loss of $0.5 million in the corresponding period in 1998. The gain was primarily the result of the Oakbrook Terrace, IL property experiencing a $0.7 million net unrealized gain as a result of increased market rent levels at the property.

Occupancy at the Beaverton, OR and Oakbrook Terrace, IL properties remained unchanged from September 30, 1998 at 100%. Occupancy at the Morristown, NJ property increased from 87% at September 30, 1998 to 97% at September 30, 1999 while occupancy at the Lisle, IL office property decreased from 96% at September 30, 1998 to 88% at September 30, 1999. Occupancy at the Brentwood, TN properties decreased from 100% at September 30, 1998 to 95% at September 30, 1999. As of September 30, 1999 all vacant spaces were being marketed.

APARTMENT COMPLEXES
Net investment income from property operations for the apartment sector was $1,617,646 for the first nine months of 1999, a decrease of $1,490,344 or 48% compared with the corresponding period in 1998. Net investment income from property operations for the apartment complexes was $701,052 for the third quarter of 1999, a decrease of $362,407 or 34.1% compared with the corresponding period in 1998. These decreases were primarily due to the sale of the apartment complex located in Farmington Hills, MI on October 8, 1998.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $188,505 and a net unrealized gain of $1,916,826 for the nine months ended September 30, 1999 and 1998 respectively. The net unrealized gain experienced in 1998 was primarily due to the increased value of the Farmington Hill, MI apartment complex which was subsequently sold on October 8, 1998. The market value on this property was adjusted upward to reflect market data based on offers received for the property in 1998.

The apartments experienced a net unrealized loss of $614,430 and a net unrealized gain of $1,575,564 for the quarters ended September 30, 1999 and 1998 respectively. The majority of the unrealized loss in 1999 was experienced by the property located in Atlanta, GA, which decreased as a result of the final real estate tax bill received on the property which was approximately $80,000 higher for the year than was originally anticipated. This unexpected increase in real estate taxes affects the property's current and future cash flow and resulted in a decrease in market value of approximately $600,000. The majority of the unrealized gain in 1998 was attributable to the Farmington Hill, MI apartment complex for the reasons discussed above.

On September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, FL, This joint venture investment required the Partnership to contribute $7.2 million and the partner to contribute $0.4 million. There is $10.2 million in debt on this garden apartment complex.

The occupancy at the Atlanta, GA complex remained unchanged from September 30, 1998 at 98%. Occupancy at the apartment complex in Raleigh, NC decreased from 97% at September 30, 1998 to 96% at September 30, 1999. Occupancy at the Jacksonville, FL apartment complex was 93% at September 30, 1999. As of September 30, 1999, all vacant spaces were being marketed.

RETAIL PROPERTY
Net investment income for the first nine months of 1999 for the Partnership's retail property located in Roswell, GA was $2,067,724, a decrease of $166,084 or 7.4% from $2,233,808 for the nine months ended September 30, 1998 due primarily to higher expense levels at the shopping center. Net investment income for the third quarter of 1999 was $692,468, a decrease of, $59,710 or 7.9% when compared to the corresponding period in 1998.

The retail property experienced a net unrealized gain of $291,767 and a net unrealized loss of $1,395,791 for the first nine months of 1999 and 1998, respectively. The increase in value for 1999 was attributable to an adjustment in cash flow assumptions which resulted when the market re-stabilized after a competing retail property had been built in the same general vicinity. The complex is currently being marketed for sale.

The retail property experienced a net unrealized loss of $39,973 and a net unrealized gain of $275,142 for the third quarter of 1999 and 1998, respectively. The net unrealized loss for the third quarter of 1999 was attributable to capital expenditures on the property that were not reflected as an increase in market value.

On September 30, 1999, the Partnership invested in a retail portfolio located in Kansas City, MO and Kansas City, KS. This joint venture investment required the Partnership to contribute $4.9 million to the investment and the partner to contribute $1.6 million. There is $21.0 million in debt on this retail portfolio.

Occupancy at the shopping center located in Roswell, GA decreased from 99% at September 30, 1998 to 98% at September 30, 1999. The retail portfolio located in Kansas City, MO and Kansas City, KS had an average occupancy of 88% at September 30, 1999. As of September 30, 1999, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES
Net investment income from property operations for the industrial properties decreased from $1,590,346 for the nine months ended September 30, 1998 to $480,812 for the corresponding period in 1999. Net investment income from property operations for the industrial properties decreased from $543,415 for the quarter ended September 30, 1998 to $324,431 for the corresponding period in 1999. The majority of these decreases was a result of the sale of Pomona Industrial Park, including the land.

The three industrial properties owned by the Partnership experienced a net unrealized gain of approximately $143,000 and $793,000 for the nine months ended September 30, 1999 and 1998, respectively. The properties experienced a net unrealized gain of approximately $348,000 and $921,000 for the quarters ended September 30, 1999 and 1998, respectively. The majority of the increases for 1999 was attributable to the Aurora, CO industrial property due to improved market conditions as evidenced by higher market rental rates and the faster absorption of vacant space. The majority of the increases for 1998 was attributable to the industrial property located in Pomona, CA, which was later sold on December 17, 1998, and the industrial property located in Aurora, CO.

The occupancy at the Bolingbrook, IL property was 100% at September 30, 1999 and 1998. The occupancy at the Salt Lake City, Utah property increased to 34% at September 30, 1999 from 0% at September 30, 1998. The Aurora, CO property's occupancy rate increased from 27% at September 30, 1998 to 67% at September 30, 1999. As of September 30, 1999, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS
During the first nine months of 1999, the Partnership recognized a realized gain of $401,713 from the exchange of 506,894 shares of Meridian REIT for 557,583 shares of REIT which was offset by a realized loss of $437,798 primarily as a result of the sale of 171,375 ProLogis REIT shares and various investments in REIT stocks.

The Partnership recognized a net realized loss from real estate investment trusts of $103,744 for the third quarter of 1999 primarily as a result of the sale of various investments in REIT stocks.

Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied.


OTHER
Other net investment income increased $31,777 or 3.6% during the nine months ended September 30, 1999 when compared to the corresponding period last year. Other net investment income decreased $32,012 of 6.6% during the quarter ended September 30, 1999 when compared to the corresponding quarter last year. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.


(c)     THE YEAR 2000 ISSUE
Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Partnership's Year 2000 issue from that of Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

The Business Application, Infrastructure and Business Partner components of Prudential's Year 2000 project are complete. Prudential believes that it is well positioned to lessen the impact of the Year 2000 problem. However, given the nature of this issue, it cannot be certain of Year 2000 readiness of third parties. As a result, we are unable to determine at this time whether the consequences of Year 2000 failures may have a materially adverse effect on the results of Prudential's operations, liquidity or financial condition. Prudential will continue to review and test its contingency plans in an effort to reduce the level of uncertainty about the effect of the Year 2000 issue and further mitigate risk. Prudential is establishing a Year 2000 Global Control Center ("GCC") to monitor Year 2000 activity during the rollover weekend to the Year 2000 and thereafter. The GCC will receive status information from our applications, facilities, communication centers and business partners and serve as a central location to manage Year 2000 issues. Prudential believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Prudential has investment securities that are both publicly traded and privately placed. Prudential is exposed to the risk that issuers of these investments will be adversely affected by Year 2000 issues. Prudential has implemented procedures to assess the impact that Year 2000 issues may have on its investments as part of due diligence for proposed new investments, where appropriate, as well as their ongoing review of certain portfolio holdings. For any recommended actions with respect to particular investments, the Company will consider the disclosed potential impact of Year 2000 on the issuer.

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




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to significant exposure to market rate risk for changes in interest rates because the Partnership's financial instruments consist primarily of short-term fixed rate commercial paper and does not use derivative financial instruments. Further, by policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. At September 30, 1999, 90% of the Partnership's investments were in real estate.

                                     PART II


Item 4.         Submission of Matters to a Vote of Security Holders
-------         ---------------------------------------------------

                Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

Item 6.         Exhibits and Reports on Form 8-K
-------         --------------------------------

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





                          PRUCO LIFE INSURANCE COMPANY
                                  in respect of
                               Pruco Life Variable
                         Contract Real Property Account
                                  (Registrant)
           ------------------------------------------------------------





Date:       November 15, 1999                 By:  /s/ Esther H. Milnes
      ------------------------------               ---------------------------
                                              Esther H. Milnes
                                              President and Director




Date:       November 15, 1999                 By:  /s/ Dennis Sullivan
      ------------------------------               ---------------------------
                                              Dennis Sullivan
                                              Principal Financial Officer and
                                              Chief Accounting Officer


21