Form 10-K
period 1999-12-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2000-03-31
CIK 801348

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          -----------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


COMMISSION FILE NUMBER 33-86780



                          PRUCO LIFE INSURANCE COMPANY

                                  IN RESPECT OF

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
               --------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           ARIZONA                                         22-1944557
-------------------------------                 -------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)




              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
             ------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (800) 778-2255
             ------------------------------------------------------
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

                                      INDEX

ITEM                                                                             PAGE
 NO.                                                                              NO.
----                                                                             ----
         COVER PAGE

         INDEX                                                                      2

PART I

   1.    BUSINESS                                                                   3

   2.    PROPERTIES                                                                 5

   3.    LEGAL PROCEEDINGS                                                          5

   4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        5

PART II

   5.    MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED
           SECURITY HOLDER MATTERS                                                  6

   6.    SELECTED FINANCIAL DATA                                                    6

   7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                7

   7A.   QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK               15

   8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               15

   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                                15

PART III

   10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                        16

   11.   EXECUTIVE COMPENSATION                                                    17

   12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT            17

   13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            17

PART IV

   14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K          18

         EXHIBIT INDEX                                                             18

         SIGNATURES                                                                20

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

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the "Partners"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through agreement among the Partners, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

The Partnership has an investment policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans. The largest portion of these real estate investments are direct ownership interests in income-producing real estate, such as office buildings, shopping centers, hotels, apartments, or industrial properties. Approximately 10% of the Partnership's assets are generally held in cash or invested in liquid instruments and securities although the Partners reserve discretion to increase this amount to meet partnership liquidity requirements. The remainder of the Partnership's assets are invested in other types of real estate-related investments, including real estate investment trusts.

          Office Properties - The Partnership owns office properties in Lisle and Oakbrook Terrace, Illinois; Morristown, New Jersey; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 577,000 of which 96% or 553,000 square feet are leased between 1 and 10 years.

          Apartment Complexes - The Partnership owns apartment complexes in Atlanta, Georgia and Raleigh, North Carolina. There are a total of 490 apartment units available of which 97% or 475 units are leased. Lease terms range from monthly to one year. In addition, on September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, FL. This joint venture investment has a total of 458 units available of which 408 units or 89% are occupied. Lease terms range from monthly to one year.

          Retail Property - The Partnership owns a shopping center in Roswell, Georgia. The property is located approximately 22 miles north of downtown Atlanta on a 30 acre site. The square footage is approximately 297,000 of which 97% or 288,000 square feet is leased between 1 and 10 years. On September 30, 1999 the Partnership invested in a retail portfolio located in the Kansas City, KS and Kansas City, MO areas. This joint venture investment has approximately 476,000 of net rentable square feet of which 90% or 427,000 square feet is leased between 1 and 20 years.

          Industrial Properties - The Partnership owns warehouses and distribution centers in Bolingbrook, Illinois; Aurora, Colorado; and Salt Lake City, Utah. Total square footage owned is approximately 685,000 of which 72% or 494,238 square feet are leased between 2 and 10 years.

          Investment in Real Estate Trust - The Partnership owns 386,208 shares of ProLogis REIT. ProLogis is a self administered and self-managed equity real estate investment trust engaged in owning, operating, marketing and leasing high quality, industrial distribution facilities throughout North America and Europe, and developing master-planned distribution parks and corporate distribution facilities. The Partnership also owns smaller individual investments in various other REIT stocks.

The Partnership's investments are maintained so as to meet the diversification requirements set forth in Treasury Regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h), requires among other things that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership's gross assets as of the prior fiscal year.

REAL ESTATE MARKET

1999 was a year of stability for the U.S. real estate market. Throughout the year, most areas witnessed only slight declines in conditions, as new supply remained in check and demand continued to increase.

OFFICE MARKET

The office market is still healthy. Construction has continued, but demand has almost kept up pace. Downtown markets look particularly healthy. Suburban areas present more risk.

Preliminary data from CB Richard Ellis / Torto Wheaton Research (TWR) indicates that the year end 1999 national average office vacancy rate was 9.8%, up from a low 9% as of year end 1998. The average downtown vacancy rate was 8.4% and the suburban rate reached 10.4% as of year end 1999.

APARTMENT MARKET

The U.S. apartment market remains close to a state of equilibrium. Demand has been solid, and supply has stayed in check. Average vacancy rates are still low, with only submarket-specific evidence of potential overbuilding. F.W. Dodge reported year end 1999 occupancy was 93.0%, in-line with 1997 and 1998. Indicative of the overall stability of the market, apartment occupancy has remained between 92.5% and 93.2% since 1990. The outlook for the foreseeable future remains equally solid.

Investment capital continued to flow into the sector in 1999, but there is evidence that underwriting has become slightly more conservative. Growth in rents has slowed, thus reducing the upward pressure on prices. In general, underlying assumptions about future conditions that are imbedded in purchase prices today look fairly reasonable. Rising mortgage rates negatively impact housing affordability and should generally favor the rental markets and the apartment sector.

RETAIL MARKET

Amid much concern over the impact of e-commerce on traditional retailers, the retail sector enjoyed a strong year in 1999. Retail sales growth soared to a fifteen-year high. U.S. retail sales for the year rose 8.9%, the biggest annual increase since 1984. This strong annual growth was capped by a sales growth surge of 1.25% in December.

As far as retail real estate is concerned, the sector remains relatively weak compared with other property types. The growth in sales price per square foot remained flat to modest in 1999, and rent growth was less that half of 1998's estimate. Retail will remain a challenging sector in 2000 as new construction, or rather a lack of demolition, continues to plague the outlook for retail property.

INDUSTRIAL MARKET

The industrial real estate sector appears to have peaked. Average availability has begun to tick upward. CB Richard Ellis/Torto Wheaton Research (TWR) estimate that approximately 173 million square feet of industrial space was completed in the U.S. during 1999, up substantially from the 123 million which came on line during 1998. The pipeline for delivery of new product in 2000 indicates the rate of construction will decline. Projections indicate that around 150 million square feet of new space will become available during the next year.

TWR estimates that the overall vacancy rate for industrial space as of year end 1999 was 8.2%, up from a low of 6.9% reached one year prior. The firm projects that industrial vacancy will continue to trend slowly upward in 2000, rising about 0.3 percentage points.

PUBLIC REAL ESTATE SECURITIES

1999 represented another disappointing year for the REIT market. For the second consecutive year REIT share prices declined, with the Morgan Stanley REIT Index ending the year 4.6% lower than its 12/31/98 level. This was in sharp contrast to the S&P 500 and NASDAQ which gained 19.5% and 85.6% respectively. REIT shares traded at steep discounts to NAV, approaching 20% overall, and earnings multiples reached historically low levels. While there were occasional glimmers of hope throughout the year, fueled in part by Warren Buffet's forays into the market, momentum could not be sustained. Outflows from REIT mutual funds topped $1.3 billion for the year with the 12/31/99 value of all REIT mutual funds equaling $7.75 billion, nearly 16% below 1998 and 35% below the 1997 value.

The CMBS market proved remarkably resilient after the market collapsed in the fall of 1998. While substantially below the record setting level of $78.3 billion in 1998, total issuance for 1999 was $67.3 billion, with approximately one-fourth of the year's production being registered in the last three months.





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

As of March 24, 2000, there were approximately 37,947 contract owners of record investing in the Real Property Account.



ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Real Property Partnership:

                                                                  Year Ended December 31,
                                    --------------------------------------------------------------------------------------
                                         1999             1998              1997              1996             1995
                                    ---------------- ---------------- ----------------- ----------------- ----------------
RESULTS OF OPERATIONS:

Net investment income                   $13,279,589      $15,833,513       $13,789,747       $15,419,518      $14,720,271
Net realized and unrealized gain
  (loss) on investment in
  Partnership                            (7,217,046)       4,795,111         8,485,232        (4,784,583)         661,623
                                     ---------------  ---------------  ----------------  ----------------  ---------------
NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS              $6,062,543      $20,628,624       $22,274,979       $10,634,935      $15,381,894
                                     ===============  ===============  ================  ================  ===============

FINANCIAL POSITION:

                                                                         December 31,
                                     -------------------------------------------------------------------------------------
                                          1999             1998             1997              1996              1995
                                     ---------------  ---------------  ----------------  ----------------  ---------------
Total Assets                           $225,142,653     $244,249,272      $222,745,135      $204,156,040     $196,993,758
                                     ===============  ===============  ================  ================  ===============
Long-Term Lease Obligation                      $ 0              $ 0               $ 0       $ 4,072,677       $3,882,421
                                     ===============  ===============  ================  ================  ===============

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

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Financial Statements and the related Notes to the Financial Statements included elsewhere herein.

(a) LIQUIDITY AND CAPITAL RESOURCES


As of December 31, 1999, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $16.8 million, a decrease of $56.7 million from December 31, 1998. This decrease was due primarily to distributions to Partners of $30 million on February 2, 1999 and $6 million on December 23, 1999. In addition, the acquisition of two additional real estate investments in September 1999 required funding of approximately $12.6 million. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash or liquid instruments. At December 31, 1999, 7% of the Partnership's assets consisted of cash, cash equivalents and marketable securities.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $225 million in net assets, the commitment has been automatically reduced to $80 million. As of December 31, 1999, Prudential's equity interest in the Partnership under this commitment was $45 million. Prudential does not intend to make any contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.

As discussed previously, the Partners made $36 million in withdrawals during 1999 from excess cash. Additional withdrawals may be made by the Partners during 2000 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During 1999, the Partnership spent $2.6 million in capital expenditures for tenant alterations and improvements. The majority of the capital expenditures was associated with leasing activity at the industrial property located in Aurora, CO and the office complex located in Morristown, NJ.

(b) RESULTS OF OPERATIONS

The following is a brief discussion of the Partnership's results of operations for the years ended December 31, 1999, 1998, and 1997.

1999 VS. 1998

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1999 and December 31, 1998.

                                                        TWELVE MONTHS ENDED DECEMBER 31,
                                                           1999                 1998
                                                       -----------         -------------
NET INVESTMENT INCOME:
Office properties                                      $ 7,133,356           $7,269,613
Apartment complexes                                      2,556,743            4,493,384
Retail property                                          2,676,387            2,702,234
Industrial properties                                      894,258            1,325,320
Income from interest in properties                          98,375               33,462
Dividend income from real
  estate investment trust                                1,221,843              669,100
Other (including interest income,
  investment mgt fee, etc.)                             (1,301,373)            (659,600)
                                                       -----------         -------------
TOTAL NET INVESTMENT INCOME                            $13,279,589          $15,833,513
                                                       ===========         =============
UNREALIZED GAIN (LOSS) ON INVESTMENTS:

Office properties                                      ($3,267,264)          $3,034,542
Apartment complexes                                        607,234              657,012
Retail property                                         (1,770,462)          (1,312,296)
Industrial properties                                      209,503              333,630
Interest in properties                                    (608,870)                  --
Real estate investment trust                            (2,282,044)            (969,156)


REALIZED GAIN (LOSS) ON INVESTMENTS

Apartment complexes                                            --             1,730,042
Industrial properties                                      (1,485)            1,229,799
Interest in properties                                     45,126                91,538
Real estate investment trust                              (76,784)                   --
                                                       -----------         -------------
TOTAL REALIZED AND UNREALIZED (LOSS)
GAIN ON INVESTMENTS                                    ($7,217,046)          $4,795,111
                                                       ===========         =============

The Partnership's net investment income for 1999 was $13.3 million, a decrease of $2.5 million from the prior year. This was primarily the result of the sales of an industrial property in Pomona, CA and an apartment complex in Farmington Hills, MI, offset by the acquisition of an apartment complex in Jacksonville, FL. These transactions generated a reduction of $3.0 million in real estate revenues but only $400,000 in expenses. As a result, investment income decreased while investment expenses remained relatively flat.

Revenue from real estate properties was $21.8 million in 1999, a decrease of $2.8 million, or 11.3%, from $24.6 million in 1998 mainly as a result of the sales of the industrial property and apartment complex discussed previously.

Income from interest in properties increased $64,913, or 194.0%, from $33,462 in 1998 to $98,375 in 1999 primarily as a result of the Partnership investing in a retail portfolio located in Kansas City, KS and Kansas City, MO.

On March 30, 1999, the Partnership converted 506,894 shares of Meridian REIT to 557,583 shares of ProLogis REIT, with a fair value of $10.9 million, and cash of $1.0 million (or total fair value of $11.9 million) as a result of ProLogis' acquisition of Meridian Industrial Trust. The conversion resulted in a realized gain of $401,713. Dividend income from real estate investment trusts amounted to $1.2 million for the year ended December 31, 1999, an increase of $0.6 million, or 82.6%, compared to the corresponding period in 1998. This increase was primarily due to an increase in the amount invested in REIT stocks.

Administrative expenses increased $283,714, or 14.5%, during 1999. This increase was primarily due to the acquisition of the apartment complex located in Jacksonville, FL coupled with higher expense levels experienced by the Westpark office property located in Brentwood, TN.

Interest expense increased $145,418, or 100%, in 1999 as a result of the Partnership's investment in the apartment complex located in Jacksonville, FL, which was acquired subject to $10.2 million in debt.

Minority interest in consolidated partnership increased $33,746, or 100%, as a result of the Partnership's joint venture investment in the apartment complex located in Jacksonville, FL.


OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $136,000, or 2%, for the year ended December 31, 1999 when compared to the corresponding period in 1998.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $3.3 million during 1999 compared to a net unrealized gain of $3.0 million in 1998. The largest share of this net unrealized loss was due to the office property located in Oakbrook Terrace, IL. This $1.6 million value decrease was due to changes in anticipated costs associated with assumed re-leasing of the facility which were used in valuing the property. The Beaverton, OR office property also experienced a net unrealized loss of approximately $0.8 million. This decline in value was due to a change in discounted cash flow assumptions resulting from the large amount of Class "A" space under construction in the local market. In addition, a lower renewal probability in determining the valuation of the property was utilized for a major tenant expected to be vacating their space upon expiration. The Lisle, IL office property also experienced a net unrealized loss of approximately $0.7 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The office complex located in Morristown, NJ is expected to be marketed for sale during 2000.

Occupancy at the Beaverton, OR, Oakbrook Terrace, IL, and one of the Brentwood, TN properties remained unchanged from December 31, 1998 at 100%. Occupancy at the Morristown, NJ property increased from 86% at December 31, 1998 to 100% at December 31, 1999 while occupancy at the Lisle, IL office property decreased from 96% at December 31, 1998 to 88% at December 31, 1999. Occupancy at the other Brentwood, TN property owned by the Partnership decreased from 100% at December 31, 1998 to 95% at December 31, 1999. As of December 31, 1999 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $2.6 million in 1999, a decrease of $1.9 million, or 43.1%, when compared to 1998. This decrease was primarily due to the sale of the apartment complex located in Farmington Hills, MI in 1998.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.6 million for both years ended December 31, 1999 and 1998. The net realized gain of $1.7 million experienced in 1998 was due to the Farmington Hill, MI apartment complex which was sold on October 8, 1998 for $16.9 million.

On September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, FL, This joint venture investment required the Partnership to contribute $7.5 million and the partner to contribute $0.4 million. There is $10.2 million in debt on this garden apartment complex.

The occupancy at the Atlanta, GA complex increased from 96% at December 31, 1998 to 98% at December 31, 1999. Occupancy at the apartment complex in Raleigh, NC decreased from 93% at December 31, 1998 to 92% at December 31, 1999. Occupancy at the Jacksonville, FL apartment complex was 89% at December 31, 1999. As of December 31, 1999, all available vacant spaces were being marketed.

RETAIL PROPERTY

Net investment income for the Partnership's retail property located in Roswell, GA was approximately $2.7 million for the twelve months ended December 31, 1999 and 1998.

The retail property experienced a net unrealized loss of $1.8 million and $1.3 million in 1999 and 1998, respectively. The decrease in value in 1999 was attributable to a declining position of the property in the market, while the decrease in 1998 was a reflection of lower rents. The complex is no longer being actively marketed for sale.

On September 30, 1999, the Partnership invested in a retail portfolio located in the Kansas City, KS and Kansas City, MO area. This joint venture investment required the Partnership to contribute $5.1 million to the investment and the partner to contribute $1.7 million. There is $21.0 million in debt on this retail portfolio. During the twelve months ended December 31, 1999, income from interest in this investment amounted to $98,375. This investment experienced a net unrealized loss in 1999 of $0.6 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

Occupancy at the shopping center located in Roswell, GA decreased from 98% at December 31, 1998 to 97% at December 31, 1999. The retail portfolio located in Kansas City, KS and Kansas City, MO had an average occupancy of 90% at December 31, 1999. As of December 31, 1999, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $1.3 million in 1998 to $0.9 million in 1999. The majority of this 32.5% decrease was a result of the sale of Pomona Industrial Park, including the land, offset by an increase in net investment income for the industrial properties located in Aurora, CO and Salt Lake City, UT due to increased occupancy.

The three industrial properties owned by the Partnership experienced a net unrealized gain of approximately $210,000 and $334,000 in 1999 and 1998, respectively. The majority of the increase for 1999 was attributable to the Aurora, CO industrial property due to improved market conditions, higher market rental rates, and the absorption of vacant space. The Pomona, CA property was sold on December 17, 1998 for $21.4 million and resulted in a realized gain of $1.2 million.

The occupancy at the Bolingbrook, IL property was 100% at December 31, 1999 and 1998. The occupancy at the Salt Lake City, Utah property increased to 34% at December 31, 1999 from 0% at December 31, 1998. The Aurora,

CO property's occupancy rate increased from 46% at December 31, 1998 to 75% at December 31, 1999. As of December 31, 1999, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUST

During 1999, the Partnership recognized a realized gain of $401,713 from the conversion of 506,894 shares of Meridian REIT to 557,583 shares of ProLogis REIT. This was offset by a realized loss of $478,497 primarily as a result of the sale of 171,375 ProLogis REIT shares and other investments in REIT stocks.

Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of a restriction which limits the number of shares that can be publicly traded during any six month period. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied.

OTHER

Other net investment income decreased $0.6 million during 1999 when compared to the corresponding period in 1998. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.


1998 VS. 1997


The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 1998 and December 31, 1997.

                                                   YEAR ENDED DECEMBER 31,
                                                  1998               1997
                                        -------------------  -------------------
NET INVESTMENT INCOME:

Office properties                              $ 7,269,613           $ 5,499,107
Apartment complexes                              4,493,384             3,891,465
Retail property                                  2,702,234             2,856,357
Industrial properties                            1,325,320             2,138,111
Income from interest in properties                  33,462               435,296
Dividend income from real
  estate investment trust                          669,100               158,184
Other (including interest income,
  Investment management fee, etc.)               (659,600)           (1,188,773)

                                        -------------------  -------------------
TOTAL NET INVESTMENT INCOME                   $ 15,833,513          $ 13,789,747
                                        ===================  ===================

                                                   YEAR ENDED DECEMBER 31,
                                                  1998               1997
                                        -------------------  -------------------
REALIZED AND UNREALIZED GAIN(LOSS)
  ON INVESTMENTS:

Office properties                               $3,034,542            $1,897,749
Apartment complexes                              2,387,054             1,053,061
Retail property                                (1,312,296)             1,109,099
Industrial properties                            1,563,429             1,616,942
Interest in properties                              91,538               284,581
Real estate investment trust                     (969,156)             2,523,800
                                        ------------------  --------------------
TOTAL REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENTS                          $4,795,111            $ 8,485,232
                                        ===================  ===================

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

Interest on short-term investments decreased $0.4 million from 1997. This was primarily due to lower average cash and cash equivalent balances during 1998 compared to the prior year. Cash and cash equivalents through the third quarter of 1998 averaged approximately $30 million, but increased significantly in the last quarter of 1998 due to the sales of two properties in Pomona, CA and Farmington Hills, MI.

Property operating expenses increased $0.8 million, or 23.5%, from 1997. This increase was due primarily to a full year's operating costs (i.e. electricity, repair and maintenance, water, etc.) for one of the Brentwood, TN properties, which was acquired in late 1997 in addition to operating expenses incurred by the Partnership on vacant properties.

Administrative expenses decreased $0.3 million or 16.1%. This decrease was due primarily to a reduction in legal expenses.

There was no interest expense during 1998 due to the Partnership exercise of its purchase option under the capital lease obligation.


OFFICE PROPERTIES

In 1998, net investment income from property operations for the office properties increased $1.8 million, or 32.2%, from prior year. The increase was primarily due to a full year's net investment income for one of the Brentwood, TN properties which was acquired in late 1997, as well as the leasing of vacant space in the Lisle, IL office property.

Office properties experienced a net unrealized gain of $3.0 million in 1998 due to improving office market conditions in most of the geographical areas where the Partnership has office properties, particularly, the Oakbrook Terrace, IL office property in suburban Chicago.

Occupancy at the Beaverton, OR; Oakbrook Terrace, IL; and Brentwood, TN properties remained at 100% as of December 31, 1998 while occupancy at the Lisle, IL office property increased from 37% to 96% at December 31, 1998. Occupancy at the Morristown, NJ property decreased from 99% to 86%.

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

RETAIL PROPERTY

In 1998, the retail center experienced a net unrealized loss of $1.3 million, a reflection of lower rents. Occupancy at the shopping center was 98% at December 31, 1998, which is an increase of 2% from the prior year.

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

The Partnership held 506,894 shares of Meridian Industrial REIT throughout 1998. As of December 31, 1998, these REIT shares experienced an unrealized loss of $1.0 million. The Valuation Unit of Prudential applies a 3% discount to the market value of the REIT shares. This discount is applied because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired.

OTHER

Other net investment loss, which includes interest income from short-term investments, investment management fees, and expenses not related to property activities narrowed by $0.5 million. The improved result was due to increased investment management fee in addition to a reduction in administrative expenses.

(c)  PER SHARE INFORMATION

Following is an analysis of the Partnership's net investment income and net realized and unrealized gain (loss) on investments, presented on a per share basis:

                                                                                 01/01/99    01/01/98       01/01/97
                                                                                    to          to             to
                                                                                 12/31/99    12/31/98       12/31/97
                                                                                 --------    --------       --------
Revenue from real estate and improvements                                        $   2.16    $   2.07       $  1.82
Equity in income of real estate partnership                                      $   0.01    $   0.00 *     $  0.04
Dividend income from real estate investment trusts                               $   0.12    $   0.06       $  0.01
Interest on short-term investments                                               $   0.17    $   0.16       $  0.20
                                                                                 --------    --------       --------

TOTAL INVESTNMENT INCOME                                                         $   2.46    $   2.29       $  2.07
                                                                                 --------    --------       --------

Investment management fee                                                        $   0.27    $   0.25       $  0.22
Real estate taxes                                                                $   0.26    $   0.20       $  0.19
Administrative expense                                                           $   0.22    $   0.17       $  0.20
Operating expense                                                                $   0.38    $   0.34       $  0.28
Interest expense                                                                 $   0.02    $   0.00       $  0.02
Minority interest in consolidated partnership                                    $   0.00 *  $   0.00       $  0.00
                                                                                 --------    --------       --------

TOTAL INVESTMENT EXPENSES                                                        $   1.15    $   0.96       $  0.91
                                                                                 --------    --------       --------

NET INVESTMENT INCOME                                                            $   1.31    $   1.33       $  1.16
                                                                                 --------    --------       --------

Net realized gain (loss) on real estate investments sold
     or converted                                                               ($   0.00)*  $   0.26       $  0.03
                                                                                 --------    --------       --------

Change in unrealized gain (loss) on real estate investments                     ($   0.72)   $   0.15       $  0.69
Minority interest in unrealized gain (loss) on investments                      ($   0.00)*  $   0.00       $  0.00
                                                                                 --------    --------       --------

Net unrealized gain (loss) on real estate investments                           ($   0.72)   $   0.15       $  0.69
                                                                                 --------    --------       --------
NET REALIZED AND UNREALIZED
     GAIN (LOSS) ON INVESTMENTS                                                 ($   0.72)   $   0.41       $  0.72
                                                                                 ========    ========       ========
Net change in share value                                                        $   0.59    $   1.74       $  1.88

Share value at beginning of period                                               $  20.27    $  18.53       $ 16.65
                                                                                 --------    --------       --------
Share value at end of period                                                     $  20.86    $  20.27       $ 18.53
                                                                                 ========    ========       ========

Ratio of expenses to average net assets                                             5.33%       4.99%          5.16%

Ratio of net investment income to average net assets                                6.12%       6.97%          6.66%

Number of shares outstanding at end of period (000's)                              10,079      11,848        11,848


ALL CALCULATIONS ARE BASED ON AVERAGE MONTH-END SHARES OUTSTANDING WHERE APPLICABLE.

*Per Share amount less than $0.01 (rounded)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                             DIRECTORS AND OFFICERS

The directors and major officers of Pruco Life, listed with their principal occupations during the past 5 years, are shown below.

                             DIRECTORS OF PRUCO LIFE

JAMES J. AVERY, JR., CHAIRMAN AND DIRECTOR - President, Prudential Individual Life Insurance since 1998; 1997 to 1998: Senior Vice President, Chief Actuary and CFO, Prudential Individual Insurance Group; 1995 to 1997: President, Prudential Select. Age 48.

WILLIAM M. BETHKE, DIRECTOR - Chief Investment Officer, Prudential since 1997; prior to 1997: President, Prudential Capital Markets Group. Age 53.

IRA J. KLEINMAN, DIRECTOR - Executive Vice President, Prudential International Insurance Group since 1997; 1995 to 1997: Chief Marketing and Product Development Officer, Prudential Individual Insurance Group. Age 53.

ESTHER H. MILNES, PRESIDENT AND DIRECTOR - Vice President and Chief Actuary, Prudential Individual Life Insurance since 1999; prior to 1999: Vice President and Actuary, Prudential Individual Insurance Group. Age 49.

I. EDWARD PRICE, VICE CHAIRMAN AND DIRECTOR - Senior Vice President and Actuary, Prudential Individual Life Insurance since 1998; 1995 to 1998: Senior Vice President and Actuary, Prudential Individual Insurance Group. Age 57.

KIYOFUMI SAKAGUCHI, DIRECTOR - President and CEO, Prudential International Insurance Group since 1995. Age 57.

DAVID R. ODENATH, JR, DIRECTOR - President, Prudential Investments since 1999; prior to 1999: Senior Vice President and Director of Sales, Investment Consulting Group at Paine Webber. Age 43.

                         OFFICERS WHO ARE NOT DIRECTORS

C. EDWARD CHAPLIN, TREASURER - Vice President and Treasurer, Prudential since 1995. Age 43.

JAMES C. DROZANOWSKI, SENIOR VICE PRESIDENT - Vice President, Operations and Systems, Prudential Individual Financial Services since 1998; 1996 to 1998: Vice President and Operations Executive, Prudential Individual Insurance Group; 1995 to 1996: President, Credit Card Division, Chase Manhattan Bank. Age 57.

CLIFFORD E. KIRSCH, CHIEF LEGAL OFFICER AND SECRETARY - Chief Counsel, Variable Products, Prudential Law Department since 1995. Age 40.

EDWARD A. MINOGUE, SENIOR VICE PRESIDENT - Senior Vice President, Operations and Systems, Prudential Group Insurance since 1999; 1997 to 1999: Vice President, Annuity Services, Prudential Investments; prior to 1997: Director, Merrill Lynch. Age 57.

HIROSHI NAKAJIMA, SENIOR VICE PRESIDENT - President and CEO, Pruco Life Insurance Company Taiwan Branch since 1997; prior to 1997: Senior Managing Director, Prudential Life Insurance Co., Ltd. Age 56.

IMANTS SAKSONS, SENIOR VICE PRESIDENT - Vice President, Prudential Select Brokerage, Individual Financial Services since 1999; 1998 to 1999: Vice President, Compliance, Prudential Individual Financial Services; prior to 1998:
Vice President, Market Conduct, U.S. Operations, Manulife Financial. Age 49.

SHIRLEY H. SHAO, SENIOR VICE PRESIDENT AND CHIEF ACTUARY - Vice President and Associate Actuary, Prudential since 1996; prior to 1996: Vice President and Assistant Actuary, Prudential Corporate Risk Management. Age 45.

DENNIS G. SULLIVAN, VICE PRESIDENT AND CHIEF ACCOUNTING OFFICER - Vice President and Deputy Controller, Prudential since 1998; 1997 to 1998: Vice President and Controller, ContiFinancial Corporation; prior to 1997: Director, Salomon Brothers. Age 44.

The business address of all directors and officers of Pruco Life is 213 Washington Street, Newark, New Jersey 07102-2992. Pruco Life directors and officers are elected annually.



ITEM 11.  EXECUTIVE COMPENSATION

The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Related Transactions in note 7 of Notes to Financial Statements of the Partnership on page F - 21.

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

          Schedule III.  Real Estate Owned: Properties
          Schedule III.  Real Estate Owned: Interest in Properties

          See the Index to Financial Statements and Supplementary Data on page F-1.

     3.   Documents Incorporated by Reference

          See the following list of exhibits.

     4.   Exhibits

          See the following list of exhibits.

(b) None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

     4.5 Single Premium Variable Annuity Contract, filed as Exhibit 4(i) to Form N-4, Registration Statement No. 2-99616, filed August 13, 1985, and incorporated herein by reference.

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

     10.3 Partnership Agreement of The Prudential Variable Contract Real Property Partnership file d as Exhibit (10C) to Post-Effective Amendment No. 4 to Form S-1, Registration Statement No. 33-8698, filed May 2, 1988, and incorporated herein by reference.

     11.  Not applicable.

     12.  Not applicable.

     13.  None.

     18.  None.

     21.  Not applicable.

     22.  Not applicable.

     23.  None.

     24. Power of Attorney: W. Bethke, I. Kleinman, and I. Price incorporated by reference to Form 10-K, Registration No. 33-86780, filed March 27, 1996 on behalf of the Pruco Life Variable Contract Real Property Account. J. Avery incorporated by reference to Post-Effective Amendment No. 2 to Form S-6, Registration No. 333-07451, filed June 25, 1997 on behalf of the Pruco Life Variable Appreciable Account. K. Sakaguchi incorporated by reference to Pre-Effective Amendment No. 1to Form N-4, Registration No. 333-06701, filed September 12, 1996 on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

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


                          PRUCO LIFE INSURANCE COMPANY
                                  IN RESPECT OF
                               PRUCO LIFE VARIABLE
                         CONTRACT REAL PROPERTY ACCOUNT
                         ------------------------------
                                  (REGISTRANT)



Date:    March 29, 2000                      By: /s/
     --------------------------                 --------------------------
                                                   Esther H. Milnes
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                             DATE
---------                                     -----                             ------
*                                             Chairman and Director             March 29, 2000
 --------------------------------
James J. Avery, Jr.

*                                             Director                          March 29, 2000
 --------------------------------
William M. Bethke

*                                             Director                          March 29, 2000
 --------------------------------
Ira J. Kleinman

/s/                                           President and Director            March 29, 2000
 --------------------------------
Esther H. Milnes

*                                             Vice Chairman and Director        March 29, 2000
 ---------------------------------
I. Edward Price

*                                             Director                          March 29, 2000
 ---------------------------------
Kiyofumi Sakaguchi

/s/                                           Vice President and Chief          March 29, 2000
 ---------------------------------            Accounting Officer
Dennis G. Sullivan

*                                             Director                          March 29, 2000
----------------------------------
David R. Odenath, Jr.


                                              *By: /s/
                                                  ------------------------------
                                               Thomas C. Castano
                                               (Attorney-in-Fact)

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX


                                                                                              PAGE

A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

     Financial Statements:

          Report of Independent Accountants                                                    F-2

          Statements of Net Assets - December 31, 1999 and 1998                                F-3

          Statements of Operations - Years Ended December 31, 1999, 1998, 1997                 F-3

          Statements of Changes in Net Assets - Years Ended December 31, 1999,  1998, 1997     F-3

          Notes to Financial Statements                                                        F-4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

     Financial Statements:

          Report of Independent Accountants                                                    F-8

          Report of Independent Accountants on Financial Statement Schedules                   F-9

          Statements of Assets and Liabilities - December 31, 1999 and 1998                   F-10

          Statements of Operations - Years Ended December 31, 1999, 1998 and 1997             F-11


          Statements of Changes in Net Assets - Years Ended December 31, 1999, 1998 and 1997  F-12

          Statements of Cash Flows - Years Ended December 31, 1999, 1998 and
          1997                                                                                F-13

          Schedule of Investments - December 31, 1999 and 1998                                F-14

          Notes to Financial Statements                                                       F-17

     Financial Statement Schedules:

          For the period ended December 31, 1999

          Schedule III - Real Estate Owned: Properties                                        F-22

          Schedule III - Real Estate Owned: Interest in Properties                            F-23


All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of the
Pruco Life Variable Contract Real Property Account and the Board of Directors of Pruco Life Insurance Company


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of Pruco Life Variable Contract Real Property Account at December 31, 1999 and 1998, and the results of its operations and the changes in its net assets for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Pruco Life Insurance Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares owned in The Prudential Variable Contract Real Property Partnership at December 31, 1999 and 1998, provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, New York
March 17, 2000

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
December 31, 1999 and 1998
                                                                               1999                   1998
                                                                          --------------        --------------

ASSETS
  Investment in The Prudential Variable Contract
    Real Property Partnership (Note 3)                                    $ 117,725,227         $ 119,784,179
                                                                          --------------        --------------
  Net Assets                                                              $ 117,725,227         $ 119,784,179
                                                                          ==============        ==============

NET ASSETS, representing:
  Equity of contract owners (Note 4)                                      $  79,329,065         $  86,732,546
  Equity of Pruco Life Insurance Company (Note 2D)                           38,396,162            33,051,633
                                                                          --------------        --------------
                                                                          $ 117,725,227         $ 119,784,179
                                                                          ==============        ==============

STATEMENTS OF OPERATIONS
For the years ended December 31, 1999, 1998 and 1997
                                                                             1999                    1998                1997
                                                                          --------------        --------------      ---------------
INVESTMENT INCOME
Net Investment Income from Partnership operations                         $   7,491,106         $   7,897,240       $    6,877,876
                                                                          --------------        --------------      ---------------

EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration (Note 5)                               514,519               540,830              542,738
                                                                          --------------        --------------      ---------------
NET INVESTMENT INCOME                                                         6,976,587             7,356,410            6,335,138
                                                                          --------------        --------------      ---------------

NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership           (3,986,964)              869,718            4,079,515
Realized gain (loss) on sale of investments in Partnership                      (18,696)            1,521,928              152,643
                                                                          --------------        --------------      ---------------
NET GAIN (LOSS) ON INVESTMENTS                                               (4,005,660)            2,391,646            4,232,158
                                                                          --------------        --------------      ---------------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                               $   2,970,927         $   9,748,056       $   10,567,296
                                                                          ==============        ==============      ===============

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 1999, 1998 and 1997
                                                                               1999                  1998                 1997
                                                                          --------------        --------------      ---------------
OPERATIONS
Net investment income                                                     $   6,976,587         $   7,356,410       $    6,335,138
Net change in unrealized gain (loss) on investments in Partnership           (3,986,964)              869,718            4,079,515
Net realized gain (loss) on sale of investments in Partnership                  (18,696)            1,521,928              152,643
                                                                          --------------        --------------      ---------------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                                   2,970,927             9,748,056           10,567,296
                                                                          --------------        --------------      ---------------

CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 7)                                  (9,241,552)           (6,634,732)          (8,564,665)
Net contributions by Pruco Life Insurance Company                             4,211,673             7,175,562            9,107,403
                                                                          --------------        --------------      ---------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                        (5,029,879)              540,830              542,738
                                                                          --------------        --------------      ---------------

TOTAL INCREASE (DECREASE) IN NET ASSETS                                      (2,058,952)           10,288,886           11,110,034

NET ASSETS:
  Beginning of year                                                         119,784,179           109,495,293           98,385,259
                                                                          --------------        --------------      ---------------
  End of year                                                             $ 117,725,227         $ 119,784,179       $  109,495,293
                                                                          ==============        ==============      ===============

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                DECEMBER 31, 1999


NOTE 1:  GENERAL

Pruco Life Variable Contract Real Property Account ("Real Property Account") was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Real Property Account was established as a separate investment account of Pruco Life Insurance Company ("Pruco Life"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"). The assets of the Real Property Account are segregated from Pruco Life's other assets. The Real Property account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF ACCOUNTING

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

B.   INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 1999 and 1998 the Real Property Account's interest in the Partnership was 56.0% or 5,644,214 shares and 49.9% or 5,909,534 shares respectively.

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

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Accounts' shares held at December 31, 1999 and December 31, 1998 were as follows:

                                          DECEMBER 31, 1999   DECEMBER 31, 1998
                                          -----------------  ------------------
 NUMBER OF SHARES (ROUNDED):               5,644,214            5,909,534
 NET ASSET VALUE PER SHARE (ROUNDED):       $20.86                $20.27
 COST:                                    $60,925,820           $63,772,990


NOTE 4:   CONTRACT OWNER UNIT INFORMATION

Outstanding contract owner units, unit values and total value of contract owner equity at December 31, 1999 and December 31, 1998 by product, were as follows:

1999:
-----
                                                VAL                 VLI           SPVA           SPVL              TOTAL
                                                ---                 ---           ----           ----              -----
CONTRACT OWNER UNITS OUTSTANDING:            36,089,648          2,473,532       304,137       2,412,590
UNIT VALUE:                                 $   1.92825         $  1.99254      $1.77073      $  1.77073
                                            -----------         ----------      --------      ----------
TOTAL CONTRACT OWNER EQUITY:                $69,589,863         $4,928,611      $538,545      $ 4,272,046       $79,329,065
                                            ===========         ==========      ========      ===========       ===========

1998:
-----
                                                VAL                 VLI           SPVA           SPVL              TOTAL
                                                ---                 ---           ----           ----              -----
CONTRACT OWNER UNITS OUTSTANDING:            40,077,133         2,653,867        534,598       2,923,554
UNIT VALUE:                                 $   1.88513        $  1.94314       $1.74229      $  1.74229
                                            -----------        ----------       --------      ----------
TOTAL CONTRACT OWNER EQUITY:                $75,550,606        $5,156,836       $931,425       $5,093,679       $86,732,546
                                            ===========         ==========      ========      ===========       ===========


NOTE 5:   CHARGES AND EXPENSES

A.   MORTALITY RISK AND EXPENSE RISK CHARGES

Mortality risk and expense risk charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA, SPVL, respectively. Mortality risk is that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is that the cost of issuing and administering the policies may exceed related charges by Pruco Life.

B.   ADMINISTRATIVE CHARGES

Administrative charges are determined daily using an effective annual rate of 0.35% applied daily against the net assets representing equity of contract owners held in each subaccount for SPVA and SPVL. Administrative charges include costs associated with issuing the contract, establishing and maintaining records, and providing reports to contract owners.

C.   COST OF INSURANCE AND OTHER RELATED CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges which are deducted in order to compensate Pruco Life for the cost of selling the contract and (3) transaction costs, applicable to VAL, are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract to compensate Pruco Life the guaranteed minimum death benefit risk.

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


NOTE 7:  NET  WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Pruco Life of New Jersey's variable insurance and variable annuity products for the years ended December 31, 1999, 1998 and 1997 were as follows:

1999:
-----
                                                  VAL                 VLI           SPVA             SPVL              TOTAL
                                                  ---                 ---           ----             ----              -----
Contract Owner Net Payments:                  $ 1,995,536         $  219,516    $        0       $ (191,413)       $ 2,023,639
Policy Loans:                                  (2,274,300)           (57,385)            0         (173,486)        (2,505,171)
Policy Loan Repayments and Interest:            2,233,905            112,386             0          125,962          2,472,253
Surrenders, Withdrawals, and Death Benefits:   (4,042,390)          (360,063)     (391,563)        (360,393)        (5,154,409)
Net Transfers From(To) Other Subaccounts
    or Fixed Rate Options:                     (2,391,648)           (88,091)      (13,158)        (260,510)        (2,753,407)
Administrative and Other Charges:              (3,107,932)          (181,336)         (631)         (34,558)        (3,324,457)
                                              -----------         ----------    ----------       ----------        -----------
NET WITHDRAWALS BY CONTRACT OWNERS            $(7,586,829)        $ (354,973)   $ (405,352)      $ (894,398)       $(9,241,552)
                                              ===========         ==========    ==========       ==========        ===========

1998:
-----
                                                  VAL                 VLI           SPVA             SPVL              TOTAL
                                                  ---                 ---           ----             ----              -----
Contract Owner Net Payments:                  $ 5,904,685       $   480,512      $       0     $        0            $ 6,385,197
Policy Loans:                                  (2,370,550)         (105,592)             0       (188,675)            (2,664,817)
Policy Loan Repayments and Interest:            1,807,322            81,893              0        219,707              2,108,922
Surrenders, Withdrawals, and Death Benefits:   (4,498,494)         (335,108)      (350,787)      (391,714)            (5,576,103)
Net Transfers From(To) Other Subaccounts
    or Fixed Rate Options:                     (2,987,279)         (130,821)         7,921       (106,815)            (3,216,994)
Administrative and Other Charges:              (3,441,506)         (191,621)          (383)       (37,427)            (3,670,937)
                                              -----------        ----------     ----------     ----------            -----------
NET WITHDRAWALS BY CONTRACT OWNERS            $(5,585,822)      $  (200,737)     $(343,249)     $(504,924)           $(6,634,732)
                                              ===========        ==========     ==========     ==========            ===========



1997:
-----
                                                  VAL                 VLI           SPVA             SPVL              TOTAL
                                                  ---                 ---           ----             ----              -----
Contract Owner Net Payments:                  $ 7,135,438        $  547,314      $     (363)      $    2,354         $ 7,684,743
Policy Loans:                                  (2,744,920)         (127,090)              0         (133,268)         (3,005,278)
Policy Loan Repayments and Interest:            2,059,190            78,708               0          120,176           2,258,074
Surrenders, Withdrawals, and Death Benefits:   (4,877,439)         (403,603)       (563,563)        (345,999)         (6,190,604)
Net Transfers From(To) Other Subaccounts
    or Fixed Rate Options:                     (4,465,593)         (170,032)        (73,121)        (184,688)         (4,893,434)
Administrative and Other Charges:              (4,187,469)         (195,020)              0          (35,677)         (4,418,166)
                                              -----------        ----------      ----------       ----------         -----------
NET WITHDRAWALS BY CONTRACT OWNERS            $(7,080,793)       $ (269,723)     $ (637,047)      $ (577,102)        $(8,564,665)
                                              ===========        ==========      ==========       ==========         ===========

NOTE 8:  UNIT ACTIVITY

Transactions in units for the years ended December 31, 1999, 1998, 1997 were as follows:

1999:
-----
                                                  VAL                 VLI           SPVA             SPVL
                                                  ---                 ---           ----             ----
Contract Owner Contributions:                 2,204,016            176,055            127           (35,621)
Contract Owner Redemptions:                  (6,191,501)          (356,390)      (230,588)         (475,343)

1998:
-----
                                                  VAL                 VLI           SPVA             SPVL
                                                  ---                 ---           ----             ----
Contract Owner Contributions:                4,541,673             315,299         13,026           154,339
Contract Owner Redemptions:                 (7,665,746)           (423,732)      (222,520)         (462,608)


1997:
-----
                                                  VAL                 VLI           SPVA             SPVL
                                                  ---                 ---           ----             ----
Contract Owner Contributions:                 5,838,667            382,652          3,449          109,432
Contract Owner Redemptions:                 (10,155,002)          (542,173)      (415,989)        (490,928)


NOTE 9:  PURCHASES AND SALES OF INVESTMENTS

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the year ended December 31, 1999 were as follows:

                  Purchases:  $  0
                  Sales:      $  (5,544,398)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Prudential
Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
February 17, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULES


To the Partners of Prudential
Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated February 17, 2000 also included an audit of the accompanying financial statement schedules. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
February 17, 2000

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                          DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                          ------------------    -------------------
ASSETS
REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  12/31/99 -- $190,007,568; 12/31/98 -- $170,045,055)                 $171,154,516           $155,374,462
  Real estate partnership (cost plus equity in undistributed
   earnings:  12/31/99 -- $5,187,126; 12/31/98 -- $0)                             4,506,257                      0
  Real estate investment trusts (cost:  12/31/99 -- $32,535,158;
   12/31/98 -- $10,000,005)                                                      29,727,085             11,554,649
                                                                          ------------------    -------------------

         Total real estate investments                                          205,387,858            166,929,111

MARKETABLE SECURITIES - At estimated market value
   (cost: 12/31/99 -- $2,805,493; 12/31/98 -- $14,967,236)                        2,797,008             14,950,525

CASH AND CASH EQUIVALENTS                                                        13,972,669             58,578,848

DIVIDEND RECEIVABLE                                                                 131,542                167,275

OTHER ASSETS (net of allowance for uncollectible
  accounts:  12/31/99 -- $179,000; 12/31/98 -- $66,000)                           2,853,576              3,623,513
                                                                          ------------------    -------------------

         Total assets                                                           225,142,653            244,249,272
                                                                          ------------------    -------------------

LIABILITIES

MORTGAGE LOAN PAYABLE                                                            10,184,662                      0

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             2,967,614              1,985,400

DUE TO AFFILIATES                                                                   869,477              1,598,535

OTHER LIABILITIES                                                                   525,892                504,940

MINORITY INTEREST                                                                   372,068                      0
                                                                          ------------------    -------------------

         Total liabilities                                                       14,919,713              4,088,875
                                                                          ------------------    -------------------

         Partners' equity                                                       210,222,940            240,160,397
                                                                          ------------------    -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                         $225,142,653           $244,249,272
                                                                          ==================    ===================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                    10,078,921             11,848,275
                                                                          ==================    ===================

SHARE VALUE AT END OF PERIOD                                                         $20.86                 $20.27
                                                                          ==================    ===================


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                                      1999                   1998                    1997
                                                              ---------------------  ---------------------   ---------------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                             $21,807,346            $24,572,642             $21,582,968
 Equity in income of real estate partnership                                98,375                 33,462                 435,296
 Dividend income from real estate investment trusts                      1,221,843                669,100                 158,184
 Interest on short-term investments                                      1,707,485              1,888,348               2,305,364
                                                              ---------------------  ---------------------   ---------------------

         Total investment income                                        24,835,049             27,163,552              24,481,812
                                                              ---------------------  ---------------------   ---------------------

EXPENSES:
 Investment managment fee                                                2,730,713              2,900,445               2,640,470
 Real estate taxes                                                       2,616,553              2,406,624               2,208,972
 Administrative                                                          2,234,949              1,951,235               2,326,155
 Operating                                                               3,794,081              4,071,735               3,296,350
 Interest                                                                  145,418                      0                 220,118
 Minority interest in consolidated partnership                              33,746                      0                       0
                                                              ---------------------  ---------------------   ---------------------

         Total investment expenses                                      11,555,460             11,330,039              10,692,065
                                                              ---------------------  ---------------------   ---------------------

NET INVESTMENT INCOME                                                   13,279,589             15,833,513              13,789,747
                                                              ---------------------  ---------------------   ---------------------

REALIZED AND UNREALIZED (LOSS) GAIN
  ON INVESTMENTS
 Net proceeds from real estate investments
   sold or converted                                                    21,649,562             37,443,762               6,297,422
 Less:  Cost of real estate investments sold
           or converted                                                 19,602,032             37,361,533               6,274,539
        Realization of prior periods' unrealized
           gain (loss) on real estate investments
           sold or converted                                            2,080,673             (2,969,150)               (283,157)
                                                              ---------------------  ---------------------   ---------------------

 Net (loss) gain realized on real estate
        investments sold or converted                                 (33,143)             3,051,379                 306,040
                                                              ---------------------  ---------------------   ---------------------


 Change in unrealized (loss) gain on real estate
  investments                                                           (7,145,372)             1,743,732               8,179,192
 Minority interest in unrealized gain on investments                       (38,531)                     0                       0
                                                              ---------------------  ---------------------   ---------------------

 Net unrealized (loss) gain on real estate investments                  (7,183,903)             1,743,732               8,179,192
                                                              ---------------------  ---------------------   ---------------------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                                    (7,217,046)             4,795,111               8,485,232
                                                              ---------------------  ---------------------   ---------------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                        $6,062,543            $20,628,624             $22,274,979
                                                              =====================  =====================   =====================


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------------
                                                                1999                     1998                     1997
                                                        ---------------------    ---------------------    ---------------------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS:
 Net investment income                                           $13,279,589              $15,833,513              $13,789,747
 Net (loss) gain realized on real estate
   investments sold                                                  (33,143)               3,051,379                  306,040
 Net unrealized (loss) gain  from real estate
   investments                                                    (7,183,903)               1,743,732                8,179,192
                                                        ---------------------    ---------------------    ---------------------

         Net increase in net assets resulting from
           operations                                              6,062,543               20,628,624               22,274,979
                                                        ---------------------    ---------------------    ---------------------

NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
  (1999 -- 1,769,354, 1998 -- 0, and 1997 -- 0
    shares, respectively)                                        (36,000,000)                       0                        0
                                                        ---------------------    ---------------------    ---------------------

         Net decrease in net assets resulting from
          capital transactions                                   (36,000,000)                       0                        0
                                                        ---------------------    ---------------------    ---------------------

NET INCREASE IN NET ASSETS                                       (29,937,457)              20,628,624               22,274,979

NET ASSETS -  Beginning of year                                  240,160,397              219,531,773              197,256,794
                                                        ---------------------    ---------------------    ---------------------

NET ASSETS -  End of year                                       $210,222,940             $240,160,397             $219,531,773
                                                        =====================    =====================    =====================


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------------------
                                                                      1999                  1998                  1997
                                                                ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                   $6,062,543           $20,628,624           $22,274,979
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
     Net realized and unrealized loss (gain) on
        investments                                                     7,217,046            (4,795,111)           (8,485,232)
     Equity in income of real estate partnership's
        operations in excess of distributions                             (98,376)                    0                     0
     Minority interest from operating activities                           33,746                     0                     0
     Bad debt expense                                                     124,059                28,264                99,929
      Decrease (increase) in:
         Dividend receivable                                               35,733               (20,276)             (146,999)
         Other assets                                                     645,878            (1,704,926)               20,136
      (Decrease) increase in:
         Obligation under capital lease                                         0                     0               (72,677)
         Accounts payable and accrued expenses                            982,214               143,373               201,667
         Due to affiliates                                               (729,058)              765,613               113,722
         Other liabilities                                                 20,952               (33,473)               71,404
                                                                ------------------    ------------------    ------------------

  Net cash flows from operating activities                             14,294,737            15,012,088            14,076,929
                                                                ------------------    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments sold                       10,706,996            37,443,762             6,297,422
  Acquisition of real estate property                                  (7,200,743)                    0           (23,417,474)
  Acquisition of real estate  partnership                              (5,088,750)                    0                     0
  Acquisition of real estate investment trust                         (31,239,744)                    0           (10,000,005)
  Improvements and additional costs on prior purchases:
    Additions to real estate owned                                     (2,516,645)           (5,736,333)           (1,311,864)
  Sale (purchase) of marketable securities, net                        12,153,517            (1,021,229)           10,497,348
                                                                ------------------    ------------------    ------------------

  Net cash flows from investing activities                            (23,185,369)           30,686,200           (17,934,573)
                                                                ------------------    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                              (36,000,000)                    0                     0
 Principal payments on mortgage loans payable                             (15,338)                    0                     0
 Distributions to minority interest partners                              (93,425)                    0                     0
 Contributions from minority interest partners                            393,216                     0                     0
 Principal payments on capital lease obligation                                 0                     0            (4,000,000)
                                                                ------------------    ------------------    ------------------

  Net cash flows from financing activities                            (35,715,547)                    0            (4,000,000)
                                                                ------------------    ------------------    ------------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                         (44,606,179)           45,698,288            (7,857,644)

CASH AND CASH EQUIVALENTS - Beginning of year                          58,578,848            12,880,560            20,738,204
                                                                ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS - End of year                               $13,972,669           $58,578,848           $12,880,560
                                                                ==================    ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for interest                                 $145,418                    $0              $220,118
                                                                ==================    ==================    ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Assumption of Mortgage Loan Payable                                 $10,200,000                    $0                    $0
                                                                ==================    ==================    ==================

                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                DECEMBER 31,1999                       DECEMBER 31,1998
                                                         ---------------------------------      ----------------------------------
                                                                                ESTIMATED                               ESTIMATED
                                                                                  MARKET                                  MARKET
                                                           COST                   VALUE                COST               VALUE
                                                         -------------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS (PERCENT OF NET ASSETS)                                81.4%                                   64.7%
Location                    Description
----------------------------------------------------------------------------------------------------------------------------------
Lisle, IL                   Office Building                $22,075,782        $13,895,122          $21,634,707        $14,123,742
Atlanta, GA                 Garden Apartments               15,646,846         16,104,268           15,601,495         15,651,216
Roswell, GA                 Retail Shopping Center          32,394,853         27,000,939           32,272,627         28,649,176
Morristown, NJ              Office Building                 20,116,694         12,337,499           19,409,490         11,596,138
Bolingbrook, IL             Warehouse                        8,948,028          7,000,000            8,948,028          7,000,000
Raleigh, NC                 Garden Apartments               15,833,928         17,004,623           15,822,682         16,804,570
Nashville, TN               Office Building                  8,509,908         10,000,000            8,448,026         10,152,399
Oakbrook Terrace, IL        Office Complex                  12,945,366         14,200,000           12,945,366         15,750,000
Beaverton, OR               Office Complex                  10,768,811         10,400,866           10,728,618         11,200,000
Salt Lake City, UT          Industrial Building              5,640,709          5,703,419            5,388,134          5,450,000
Aurora, CO                  Industrial Building             10,119,072         10,520,780            9,304,171          9,497,221
Brentwood, TN               Office Complex                   9,606,828          9,537,000            9,541,711          9,500,000
Jacksonville, FL            Garden Apartments               17,400,743         17,450,000                    0                  0
                                                         -------------------------------------------------------------------------
                                                          $190,007,568       $171,154,516         $170,045,055       $155,374,462
                                                         =========================================================================

REAL ESTATE PARTNERSHIPS (PERCENT OF NET ASSETS)                                     2.1%
Location                    Description
----------------------------------------------------------------------------------------------------------------------------------
Kansas City, KS; MO         Retail Shopping Center          $5,187,126         $4,506,257                   $0                 $0
                                                         =========================================================================

REAL ESTATE INVESTMENT TRUSTS (PERCENT OF NET ASSETS)                               14.1%                                    4.8%
----------------------------------------------------------------------------------------------------------------------------------
Prologis REIT Shares  (386,208 shares)                      $7,579,332         $7,434,504                    -                  -
AMB Property Corp (42,100 shares)                              933,851            839,369                    -                  -
Alexandria Real Est Equities (30,800 shares)                   874,221            979,825                    -                  -
Apartment Inv & Mgmt Co - Class A (16,500 shares)              672,953            656,906                    -                  -
Centerpoint Properties Corp (16,200 shares)                    544,308            581,175                    -                  -
Cousins Properties (24,800 shares)                             890,459            841,650                    -                  -
Equity Office Properties Trust (32,400 shares)                 901,571            797,850                    -                  -
Equity Residential Property Trust (13,100 shares)              623,573            559,206                    -                  -
Excel Legacy Corp (322,300 shares)                           1,479,431          1,067,619                    -                  -
Franchise Finance Cp Amer (25,500 shares)                      620,027            610,406                    -                  -
General Growth Properties (13,600 shares)                      512,353            380,800                    -                  -
Intrawest Corporation (76,100 shares)                        1,258,575          1,317,481                    -                  -
MeriStar Hotels & Resorts Inc. (239,100 shares)                875,818            851,794                    -                  -
Mission West Properties (116,800 shares)                       938,124            905,200                    -                  -
Philips International Realty (63,700 shares)                 1,052,331          1,047,069                    -                  -
Prime Hospitality Corp. (112,500 shares)                     1,320,524            991,406                    -                  -
Public Storage (45,100 shares)                               1,269,884          1,023,206                    -                  -
Reckson Service Industries (18,200 shares)                     221,041          1,135,225                    -                  -
Reckson Assoc Realty Corp (52,200 shares)                    1,299,227          1,070,100                    -                  -
Spieker Properties (12,000 shares)                             426,078            437,250                    -                  -
Starwood Hotels and Resorts (87,200 shares)                  3,027,806          2,049,200                    -                  -
Sun Communities Inc. (16,700 shares)                           606,047            537,531                    -                  -
Vornado Realty Trust (51,800 shares)                         1,930,911          1,683,500                    -                  -
Sun International Hotels Ltd (30,900 shares)                 1,116,266            598,688                    -                  -
Boardwalk Equities, Inc.  (146,800.shares)                   1,560,447          1,330,125                    -                  -
Meridian REIT Shares (506,894 shares)                                -                  -           10,000,005         11,554,649
                                                         -------------------------------------------------------------------------
                                                           $32,535,158        $29,727,085          $10,000,005        $11,554,649
                                                         =========================================================================

MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                        1.3%                                    6.2%
Description (See next page for details)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL MARKETABLE SECURITIES                                 $2,805,493         $2,797,008          $14,967,236        $14,950,525
                                                         =========================================================================

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                    6.6%                                   24.4%
Description (See next page for details)
----------------------------------------------------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS                            $13,972,669        $13,972,669          $58,578,848        $58,578,848
                                                         =========================================================================


*  Real estate partnership accounted for by the consolidated method.


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                      DECEMBER 31, 1999
                                                                ---------------------------------------------------------------
                                                                                                               NET ESTIMATED
                                                                   FACE AMOUNT              COST               MARKET VALUE
                                                                ------------------    -----------------     -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                             1.3%

J.P. Morgan and Co., Inc., 5.96%, March 13, 2000                      $   995,000              980,010             $   980,010
Ford Motor Credit Co., 7.50%, April 6, 2000                               150,000              151,779                 150,654
CIT Group Inc., 6.80%, April 17, 2000                                     500,000              503,765                 501,487
Associates Corp of North America, 6.71%, June 1, 2000                   1,160,000            1,169,939               1,164,857
                                                                ------------------    -----------------     -------------------

TOTAL MARKETABLE SECURITIES                                           $ 2,805,000          $ 2,805,493             $ 2,797,008
                                                                ==================    =================     ===================

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                         6.6%

Duke Energy Corp., 5.00%, January 3, 2000                                 550,000              549,771                 549,771
Bell Atlantic Financial Services, 5.20%, January 7, 2000                  672,000              671,321                 671,321
Household Finance Corp, 5.93%, January 18, 2000                           990,000              983,314                 983,314
Ford Motor Credit Co., 6.00%, January 21, 2000                            847,000              840,789                 840,789
American Express Cr. Corp., 6.02%, January 26, 2000                       999,000              990,981                 990,981
Procter & Gamble Co., 6.00%, January 26, 2000                             200,000              197,867                 197,867
Goldman Sachs Group L.P., 6.43%, January 31, 2000                       1,000,000              991,963                 991,963
Countrywide Home Loans, 6.00%, February 3, 2000                           990,000              980,595                 980,595
Merrill Lynch & Co., Inc., 5.98%, February 3, 2000                        990,000              980,626                 980,626
Unifunding Inc., 6.05%, February 3, 2000                                  900,000              892,135                 892,135
Metlife Funding Inc., 5.90%, February 4, 2000                             841,000              832,730                 832,730
General Electric Cap Corp., 5.95%, February 10 2000                       350,000              346,182                 346,182
GTE Funding, Inc., 6.10%, February 10, 2000                             1,000,000              990,681                 990,681
E.I. Du Pont De Nemours & Co. Inc., 6.00%,  February 11, 2000             250,000              246,667                 246,667
General Electric Capital Corp., 5.92% March 1, 2000                       406,000              400,258                 400,258
                                                                ------------------    -----------------     -------------------

TOTAL CASH EQUIVALENTS                                                 10,985,000           10,895,880              10,895,880

CASH                                                                    3,076,789            3,076,789               3,076,789
                                                                ------------------    -----------------     -------------------

TOTAL CASH AND CASH EQUIVALENTS                                       $14,061,789          $13,972,669             $13,972,669
                                                                ==================    =================     ===================


                        SEE NOTES TO FINANCIAL STATEMENTS

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                         DECEMBER 31, 1999
                                                                   ---------------------------------------------------------------
                                                                                                                  NET ESTIMATED
                                                                      FACE AMOUNT              COST               MARKET VALUE
                                                                   ------------------    -----------------     -------------------
MARKETABLE SECURITIES (PERCENT OF NET ASSETS)                                                                                6.2%

General Motors Acceptance Corp., 5.26%, January 26, 1999                    $830,000               $817,556              $817,556
American Express Credit Corp., 7.375%, February 1, 1999                      325,000                329,342               325,418
Canadian Imperial Bank of Commerce, 5.55%, February 10, 1999               1,000,000                999,520               999,947
Federal National Mortgage Assoc., 5.33%, February 12, 1999                   100,000                 99,703                99,703
Salomon Smith Barney Holdings, Inc., 5.38%, February 16, 1999              1,720,000              1,695,137             1,695,397
General Motors Acceptance Corp., 5.29 %,  February 17, 1999                  650,000                641,501               641,501
Chrysler Financial Company LLC , 5.26%, February 22, 1999                  2,400,000              2,365,700             2,365,700
International Lease Finance Corp. 7.50% March 1, 1999                        500,000                508,250               501,367
Federal Home Loan Mortgage Corp., 5.505%, March 12, 1999                   1,000,000              1,000,856             1,000,630
General Motors Acceptance Corp., 6.04%, March 19, 1999                     1,000,000              1,003,480             1,000,707
Merrill Lynch & CO., Inc. 5.23%, March 19, 1999                            1,790,000              1,758,820             1,758,820
Canadian Wheat Board, 5.14%, April 1, 1999                                 2,000,000              1,962,406             1,962,406
International Lease Finance Corp., 6.625%,  April 1, 1999                    375,000                377,419               375,721
CIT Group Holdings, Inc, 6.375%, May 21, 1999                                400,000                402,120               400,873
Federal National Mortgage Assoc., 6.07%, July 1, 1999                      1,000,000              1,005,426             1,004,779
                                                                   ------------------    -------------------   -------------------

TOTAL MARKETABLE SECURITIES                                              $15,090,000            $14,967,236           $14,950,525
                                                                   ==================    ===================   ===================

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                           24.4%

Countrywide Home Loans, 5.403%, January 4, 1999                           $1,000,000               $999,400              $999,400
Fortune Brands Inc. 5.05%, January 4, 1999                                 3,463,000              3,461,057             3,461,057
Xerox Capital (Europe) PLC  5.303%, January 4, 1999                        3,483,000              3,480,949             3,480,949
Federal National Mortgage Assoc, 5.77%, January 5, 1999                   10,401,000             10,000,000            10,000,000
Ford Motor Credit Co,   5.454%, January 5, 1999                              500,000                499,622               499,622
Pioneer Hi-BRED International, 5.665%, January 7, 1999                     1,000,000                997,332               997,332
Ford Motor Credit Co., 6.11%, January 8, 1999                                167,000                166,717               166,717
Deere & Co., 5.372 %,  January 13, 1999                                    2,520,000              2,509,514             2,509,514
E.I. Du Pont De Nemours & Co., Inc. 5.277%, January 13, 1999                 648,000                644,598               644,598
Household Finance Corp., 5.356 %, January 13, 1999                           175,000                174,119               174,119
Household Finance Corp., 5.355% , January 15, 1999                         2,343,000              2,331,899             2,331,899
Potomac Electric Power Co., 5.569%, January 15, 1999                       3,122,000              3,110,930             3,110,930
Chrysler Financial Corp., 5.537%, January 25, 1999                         1,164,000              1,158,121             1,158,121
Eastman Kodak Co., 5.232%, January 26, 1999                                2,518,000              2,502,360             2,502,360
Cigna Corp., 5.559%, January 27, 1999                                      1,819,000              1,809,220             1,809,220
Cigna Group Holdings, Inc.  5.334%, January 27, 1999                       1,851,000              1,835,496             1,835,496
Countrywide Home Loan, Inc. 5.506%, January 27, 1999                       1,342,000              1,333,028             1,333,028
Countrywide Home Loan, Inc. 5.587%, January 27, 1999                       1,177,000              1,169,197             1,169,197
General RE Corp., 5.187% , January 29, 1999                                  542,000                538,046               538,046
PNC Funding Corp. 5.728%, January 29, 1999                                 2,500,000              2,487,729             2,487,729
GTE Funding, Inc, Inc,  5.211%, February 1, 1999                           2,526,000              2,506,048             2,506,048
Norwest Financial, Inc. 5.536%, February 3, 1999                           3,563,000              3,539,593             3,539,593
CIGNA Corp., 5.233%, February 4, 1999                                      1,745,000              1,730,660             1,730,660
General Electric Capital Corp. 5.537%, February 4, 1999                    3,563,000              3,539,049             3,539,049
Associates First Capital Corp., 5.241%, February 8, 1999                   2,519,000              2,498,988             2,498,988
GTE Funding, Inc., 5.304%, February 11, 1999                               1,000,000                993,413               993,413
                                                                   ------------------    -------------------   -------------------

TOTAL CASH EQUIVALENTS                                                    56,651,000             56,017,086            56,017,086

CASH                                                                       2,561,762              2,561,762             2,561,762
                                                                   ------------------    -------------------   -------------------

TOTAL CASH AND CASH EQUIVALENTS                                          $59,212,762            $58,578,848           $58,578,848
                                                                   ==================    ===================   ===================


                        SEE NOTES TO FINANCIAL STATEMENTS

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: ORGANIZATION

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

The estimated market value of the Partnership's shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated market value of its assets, principally as described in Notes 2A and 2B below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A and 2B below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A: BASIS OF PRESENTATION - It is the Partnership's policy to consolidate those real estate partnerships in which it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in the consolidation.

     B: REAL ESTATE INVESTMENTS - The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Appraiser of Prudential Insurance Company's Valuation Unit (Valuation
          Unit) is responsible to assure that the valuation process provides independent and accurate market value estimates. In the interest of maintaining and monitoring the independence and accuracy of the appraisal process, the Comptroller of Prudential has appointed a third party firm to act as the Appraisal Management Firm. The Appraisal Management Firm, among other responsibilities, approves the selection and scheduling of external appraisals; engages all external appraisers; reviews and provides comments on all external appraisals; prepares all quarterly update appraisals; assists in developing policies and procedures and assists in the evaluation of the performance and competency of external appraisers.

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

          Real estate partnerships are valued at the Partnership's equity in net assets as reflected in the partnership's financial statements with properties valued as described above.

          The market value of real estate and real estate partnerships does not reflect transaction costs which may be incurred at disposition.

          As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 1999 and 1998.

     C: INVESTMENT IN REAL ESTATE INVESTMENT TRUSTS - Shares of real estate investment trusts (REITs) are generally valued at their quoted market price. These values may be adjusted for discounts resulting from restrictions, if any, on the future sale of these shares, such as lockout periods or limitations on the number of shares which may be sold in a given time period. Any such discounts are determined by the Valuation Unit. On March 30, 1999, the Partnership converted 506,894 shares of Meridian REIT to 557,583 shares of ProLogis REIT, fair value of $10,942,566, and cash of $1,013,796 (or total fair value of $11,956,362) as a result of ProLogis' acquisition of Meridian. Management continued applying a 3% discount to the market value of the ProLogis REIT shares through June 29, 1999 because of the restriction which limits the number of shares that can be publicly traded during any six month period to 30% of the total shares originally acquired. The application of the 3% discount was discontinued on June 30, 1999 because this restriction no longer applied.

     D: REVENUE RECOGNITION - Rent from real estate is recognized when billed. Revenue from certain real estate investments is net of all or a portion of related real estate expenses and taxes. Since real estate is stated at estimated market value, net income is not reduced by depreciation and amortization expense. Dividend income is accrued at the ex-dividend date.

     E: EQUITY IN INCOME OF REAL ESTATE PARTNERSHIPS - Equity in income from real estate partnership operations represents the Partnership's share of the current year's partnership income as provided for under the terms of the partnership agreements. As is the case with wholly-owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committees of the partnerships.

     F: MORTGAGE LOAN PAYABLE - Mortgage loan payable is stated at the principal amount of the obligation outstanding.

     G: CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents.

          Cash of $72,861 and $114,745 at December 31, 1999 and 1998,
          respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Statements of Assets and Liabilities.

     H: MARKETABLE SECURITIES - Marketable securities are highly liquid investments with maturities of more than three months when purchased and are carried at estimated market value.

     I: FEDERAL INCOME TAXES - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

     J: MANAGEMENT'S USE OF ESTIMATES IN THE FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3:  REAL ESTATE PARTNERSHIP

Real estate partnership is valued at the Partnership's equity in net assets as reflected by the partnership's financial statements with properties valued as indicated above. The partnership's financial position at December 31, 1999 and 1998, and results from operations for the years then ended are summarized as follows:

                                                                                  December 31,
                                                                             1999                   1998
                                                                    ---------------------------------------
Partnership Assets and Liabilities
     Real Estate at estimated market value                          $  26,350,000                   $  0
     Other Assets                                                       1,685,059                      0
                                                                    -------------                ---------
     Total Assets                                                      28,035,059                      0
                                                                    -------------                ---------
     Mortgage loans payable                                            20,889,782                      0
     Other Liabilities                                                  1,250,146                      0
                                                                    -------------                ---------
     Total Liabilities                                                 22,139,928                      0
                                                                    -------------                ---------
     Net Assets                                                     $   5,895,131                   $  0
                                                                    =============                =========

Partnership's Share of Net Assets                                   $   4,506,257                   $  0
                                                                    =============                =========


                                                                                  December 31,
                                                                             1999                   1998
                                                                    ---------------------------------------
Partnership Operations
     Rental Revenue                                                 $     926,283                $ 33,462
     Other Revenue                                                              0                       0
                                                                    -------------                ---------
     Total Revenue                                                        926,283                  33,462
                                                                    -------------                ---------
     Real Estate Expenses and Taxes                                       795,115                       0
                                                                    -------------                ---------
     Net Investment Income                                          $     131,168                $ 33,462
                                                                    =============                =========
Partnership's Share of Net Investment Income                        $      98,375                $ 33,462
                                                                    -------------                ---------


NOTE 4: DEBT

The mortgage loan has a variable interest rate which is adjusted annually. The rate is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The change from year to year may not be more than 2%. At December 31, 1999, the rate was 6.845%.

As of December 31, 1999, the mortgage loan payable was payable as follows:

Year Ending
December 31,                                                        (000'S)
------------                                                    ------------
        2000                                                      $     96
        2001                                                           105
        2002                                                           112
        2003                                                           120
        2004                                                           127
        Thereafter                                                   9,625
                                                                 ---------
        Total                                                    $  10,185
                                                                 =========

The mortgage payable is secured by a real estate investment with an estimated market value of $17,450,000.

NOTE 5:  LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2000 to 2009. At December 31, 1999, the aggregate future minimum base rental payments under non-cancelable operating leases by year and in the aggregate are as follows (excluding apartment leases):

Year Ending
December 31,                                                        (000'S)
------------                                                    ------------
        2000                                                      $ 11,918
        2001                                                        10,543
        2002                                                         8,984
        2003                                                         5,718
        2004                                                         3,687
        Thereafter                                                  10,186
                                                                  --------
        Total                                                     $ 51,036
                                                                  ========

NOTE 6:  COMMITMENT FROM PARTNER

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from Contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $225 million in net assets, the commitment has been automatically reduced to $80 million. As of December 31, 1999, Prudential's equity interest in the Partnership under this commitment was $45 million. Prudential does not intend to make any contributions during the 2000 fiscal year and will begin to phase out this commitment over the next several years.


NOTE 7:  RELATED TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 1999, 1998 and 1997 management fees incurred by the Partnership were $2.7 million; $2.9 million; and $2.6 million, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 1999, 1998 and 1997 were $116,463; $116,128; and $115,346, respectively, and are classified as administrative expenses in the Statements of Operations.

On February 1, 1999, Prudential and its partners withdrew $30 million from the Partnership. On December 23, 1999, Prudential and its partners withdrew $6 million from the Partnership.

The Partnership owned a 50% interest in four warehouse/distribution buildings in Jacksonville, Florida (the Unit warehouses). The remaining 50% interest was owned by Prudential and one of its subsidiaries. In September 1997, the Unit warehouses were sold as part of an industrial package for cash of $12.5 million. The partnership's share of the proceeds was $6.3 million.

                                                         THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                                                SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                                                             DECEMBER 31, 1999
                                                   --------------------------------------------------------------------------------


                                                         INITIAL COSTS TO THE PARTNERSHIP
                             ------------------------------------------------------------------       COSTS
                                                                                                   CAPITALIZED
                                                                             BUILDING &            SUBSEQUENT TO
        DESCRIPTION              ENCUMBRANCES             LAND             IMPROVEMENTS            ACQUISITION              LAND
-------------------------    ------------------------------------------  ---------------    -------------------     ---------------
Properties:

Office Building
Lisle, IL                            None                    1,780,000       15,743,881              4,551,901           1,780,000

Garden Apartments
Atlanta, GA                          None                    3,631,212       11,168,904                846,730(b)        3,631,212

Retail Shopping Center
Roswell, GA                          None                    9,454,622       21,513,677              1,426,554           9,500,725

Office Building
Morristown, NJ                       None                    2,868,660       12,958,451              4,289,583           2,868,660

Office/Warehouse
Bolingbrook, IL                      None                    1,373,199        7,302,518                272,311           1,373,199

Garden Apartments
Raleigh, NC                          None                    1,623,146       14,135,553                 75,229           1,623,146

Office Building
Nashville, TN                        None                    1,797,000        6,588,451                124,457           1,797,377

Office Park
Oakbrook Terrace, IL                 None                    1,313,310       11,316,883                315,173           1,313,821

Office Building
Beaverton, OR                        None                      816,415        9,897,307                 55,089             844,751

Industrial Building
Salt Lake City, UT                   None                      582,457        4,805,676                252,576             594,780

Industrial Building
Aurora, CO                           None                    1,338,175        7,202,411              1,578,486           1,415,159

Office Complex
Brentwood, TN                        None                    2,425,000        7,063,755                118,073           2,453,117

                                                   --------------------  ---------------    ------------------     ----------------
                                                            29,003,196      129,697,467             13,906,162          29,195,947
                                                   ====================  ===============    ===================     ===============

                                                                       GROSS AMOUNT AT
                                                                       WHICH CARRIED
                                                                     AT CLOSE OF YEAR
                                 ---------------------------------------------------------------------------------------------

                                    BUILDING &           1999                                    YEAR OF             DATE
        DESCRIPTION                IMPROVEMENTS          SALES        TOTAL (a)(b)(c)         CONSTRUCTION         ACQUIRED
-------------------------        ------------------     --------   ----------------------    ----------------    -------------
Properties:

Office Building
Lisle, IL                               20,295,782                            22,075,782          1985            Apr., 1988

Garden Apartments
Atlanta, GA                             12,015,634                            15,646,846          1987            Apr., 1988

Retail Shopping Center
Roswell, GA                             22,894,128                            32,394,853          1988            Jan., 1989

Office Building
Morristown, NJ                          17,248,034                            20,116,694          1981            Aug., 1988

Office/Warehouse
Bolingbrook, IL                          7,574,829                             8,948,028          1989            Feb., 1990

Garden Apartments
Raleigh, NC                             14,210,782                            15,833,928          1995            Jun., 1995

Office Building
Nashville, TN                            6,712,531                             8,509,908          1982            Oct., 1995

Office Park
Oakbrook Terrace, IL                    11,631,545                            12,945,366          1988            Dec., 1995

Office Building
Beaverton, OR                            9,924,060                            10,768,811          1995            Dec., 1996

Industrial Building
Salt Lake City, UT                       5,045,929                             5,640,709          1997            Jul., 1997

Industrial Building
Aurora, CO                               8,703,913                            10,119,072          1997            Sep., 1997

Office Complex
Brentwood, TN                            7,153,711                             9,606,828          1987            Oct., 1997

                                 ------------------     --------   ----------------------
                                       143,410,878            0              172,606,825
                                 ==================     ========   ======================

                                                                             1999                   1998                  1997
                                                                         ---------------    -------------------     ---------------
(a)                          Balance at beginning of year                   170,045,055            201,670,248         177,082,291
                               Additions:
                                Acquisitions                                          0                      0          23,417,474
                                Improvements, etc.                            2,561,770              5,827,888           1,170,483
                               Deletions:
                                Sale                                                  0           (37,453,081)                   0

                                                                         ---------------    -------------------     ---------------
                             Balance at end of year                         172,606,825            170,045,055         201,670,248
                                                                         ===============    ===================     ===============
(b)                          Net of $1,000,000 settlement received
                             from lawsuit.


                                                                 THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                                                                  SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                                                                 DECEMBER 31, 1999
                                                          -------------------------------------------------------------------------

                                                            INITIAL COSTS TO THE PARTNERSHIP
                                                          ------------------------------------       COSTS
                                                                                                  CAPITALIZED
                                  ENCUMBRANCES                             BUILDING &            SUBSEQUENT TO
          DESCRIPTION              AT 12/31/99                LAND        IMPROVEMENTS            ACQUISITION             LAND
---------------------------   ----------------------      -------------  -----------------     ------------------     -------------

Interest in Properties:

Garden Apartments
Jacksonville, FL                        10,184,662           2,750,000         14,650,743                      0         2,750,000

Retail Shopping Center
Kansas City MO and KS                    15,968,149          5,710,916         15,211,504                232,855         5,710,916


                              ----------------------      -------------  -----------------     ------------------     -------------
                                         26,152,811          8,460,916         29,862,247                232,855         8,460,916
                              ======================      =============  =================     ==================     =============

                                                                    GROSS AMOUNT AT
                                                                    WHICH CARRIED
                                                                   AT CLOSE OF YEAR
                              ----------------------------------------------------------------------------------------------------
                                BUILDING &            1999                                     YEAR OF                   DATE
          DESCRIPTION          IMPROVEMENTS           SALES        TOTAL (a)(b)(c)           CONSTRUCTION              ACQUIRED
---------------------------   ------------------    ----------   ---------------------     -------------------    ----------------

Interest in Properties:

Garden Apartments
Jacksonville, FL                     14,650,743                            17,400,743            1973                 Sept., 1999

Retail Shopping Center
Kansas City MO and KS                15,444,359                            21,155,275      Various Ranging            Sept., 1999
                                                                                            From 1972-1992

                              ------------------    ----------   ---------------------
                                     30,095,102             0              38,556,018
                              ==================    ==========   =====================

                                                                             1999                   1998                 1997
                                                                        -----------------     ------------------     -------------

(a)                           Balance at beginning of year                              0                      0         6,133,157
                                Additions:
                                 Acquisitions                                  38,556,018                      0                 0
                                 Improvements, etc.                                     0                      0                 0
                                Deletions:
                                 Sale                                                   0                      0       (6,133,157)

                              Encumbrances on Joint Ventures
                                accounted for by the equity method           (15,968,149)                      0                 0

                                                                         -----------------     ------------------     -------------
                              Balance at end of year                           22,587,869                      0                 0
                                                                         =================     ==================     =============


* Partnership interest accounted for by the equity method.