Form 10-Q
period 2001-06-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2001-08-14
CIK 801348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-86780

                          PRUCO LIFE INSURANCE COMPANY

                                  IN RESPECT OF

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
               --------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            ARIZONA                                     22-1944557
-----------------------------------         ------------------------------------
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

                                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

          Statements of Net Assets - June 30, 2001 and December 31, 2000                                              3

          Statements of Operations - Three and Six Months Ended June 30, 2001 and 2000                                3

          Statements of Changes in Net Assets - Three and Six Months Ended June 30, 2001 and 2000                     3

          Notes to the Financial Statements of the Account                                                            4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

          Consolidated Statements of Assets and Liabilities - June 30, 2001 and December 31, 2000                     6

          Consolidated Statements of Operations - Three and Six Months Ended June 30, 2001 and 2000                   7

          Consolidated Statements of Changes in Net Assets - Six Months Ended June 30, 2001 and 2000                  8

          Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000                             9

          Consolidated Schedules of Investments - June 30, 2001 and December 31, 2000                                10

          Notes to the Financial Statements of the Partnership                                                       15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       16

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                                                 22

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                                        23

Item 6.   Exhibits and Reports on Form 8-K                                                                           23

Signature Page                                                                                                       24

                             FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2001 and December 31, 2000

                                                  JUNE 30, 2001
                                                   (UNAUDITED)        DECEMBER 31, 2000
                                                ------------------   ------------------
ASSETS

Investment in The Prudential Variable
 Contract

  Real Property Partnership (Note 2)            $      117,629,264   $      112,527,164
                                                ------------------   ------------------
Net Assets                                      $      117,629,264   $      112,527,164
                                                ==================   ==================

NET ASSETS, REPRESENTING:

Equity of contract owners (Note 3)              $       79,793,985   $       78,534,051
Equity of Pruco Life Insurance Company                  37,835,279           33,993,113
                                                ------------------   ------------------
                                                $      117,629,264   $      112,527,164
                                                ==================   ==================

STATEMENTS OF OPERATIONS

For the six and three months ended June 30,
 2001 and 2000                                  1/1/2001-6/30/2001   1/1/2000-6/30/2000  4/1/2001-6/30/2001   4/1/2000-6/30/2000
                                                   (UNAUDITED)          (UNAUDITED)       (UNAUDITED)             (UNAUDITED)
                                                ------------------   ------------------  ------------------   ------------------
INVESTMENT INCOME

Net investment income from Partnership
 operations                                     $        3,341,666   $        3,767,917  $        1,746,740   $        1,781,551
                                                ------------------   ------------------  ------------------   ------------------

EXPENSES

Charges to contract owners for assuming
 mortality risk and expense risk and for
 administration                                            241,219              241,920             121,452              120,395
                                                ------------------   ------------------  ------------------   ------------------
NET INVESTMENT INCOME                                    3,100,447            3,525,997           1,625,288            1,661,156
                                                ------------------   ------------------  ------------------   ------------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS

Net change in unrealized gain (loss) on
 investments in Partnership                              1,769,119           (1,115,504)          2,033,417              507,993
Realized gain (loss) on sale of investments
 in Partnership                                             (8,685)             874,672              46,354              814,962
                                                ------------------   ------------------  ------------------   ------------------
NET GAIN (LOSS) ON INVESTMENTS                           1,760,434             (240,832)          2,079,771            1,322,955
                                                ------------------     ----------------  ------------------   ------------------

NET INCREASE IN NET ASSETS

 RESULTING FROM OPERATIONS                      $        4,860,881   $        3,285,165  $        3,705,059   $        2,984,111
                                                ==================   ==================  ==================   ==================

STATEMENTS OF CHANGES IN NET ASSETS

For the six and three months ended June 30,
 2001 and 2000                                  1/1/2001-6/30/2001   1/1/2000-6/30/2000  4/1/2001-6/30/2001   4/1/2000-6/30/2000
                                                   (UNAUDITED)          (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                                ------------------   ------------------  ------------------   -----------------
OPERATIONS

Net investment income                           $        3,100,447            3,525,997  $        1,625,288            1,661,156
Net change in unrealized gain (loss) on
 investments in Partnership                              1,769,119           (1,115,504)          2,033,417              507,993
Realized gain (loss) on sale of investments
 in Partnership                                             (8,685)             874,672              46,354              814,962
                                                ------------------   ------------------  ------------------   ------------------

NET INCREASE IN NET ASSETS

 RESULTING FROM OPERATIONS                               4,860,881            3,285,165           3,705,059            2,984,111
                                                ------------------   ------------------  ------------------   ------------------

CAPITAL TRANSACTIONS

Net withdrawals by contract owners (Note 4)             (1,999,124)          (3,316,566)         (1,014,672)          (1,733,310)
Net contributions (withdrawals) by Pruco
 Life Insurance Company                                  2,240,343           (4,441,514)          1,136,124           (6,146,295)
                                                ------------------   ------------------  ------------------   ------------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                      241,219           (7,758,080)            121,452           (7,879,605)
                                                ------------------   ------------------  ------------------   ------------------

TOTAL INCREASE (DECREASE) IN NET ASSETS                  5,102,100           (4,472,915)          3,826,511           (4,895,494)

NET ASSETS

Beginning of period                                    112,527,164          117,725,227         113,802,753          118,147,806
                                                ------------------   ------------------  ------------------   ------------------
End of period                                   $      117,629,264   $      113,252,312  $      117,629,264   $      113,252,312
                                                ==================   ==================  ==================   ==================



                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1:    BASIS OF PRESENTATION

The Pruco Life Variable Contract Real Property Account ("Real Property Account") is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life Insurance Company. These products are Variable Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 2000 Annual Report on Form 10K.

NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 2001 and December 31, 2000, the Real Property Account's interest in the Partnership was approximately 54.5% or 4,949,340 shares (rounded).

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at June 30, 2001 and December 31, 2000 were as follows:

                                           JUNE 30, 2001
                                            (UNAUDITED)       DECEMBER 31, 2000
                                           --------------     -----------------
NUMBER OF SHARES (ROUNDED):                  4,949,340             4,949,340
NET ASSET VALUE PER SHARE (ROUNDED):            $23.77                $22.74
COST:                                      $53,466,976           $53,466,976


NOTE 3:      CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at June 30, 2001 and December 31, 2000 by product, were as follows:

                                   JUNE 30, 2001
                                    (UNAUDITED)         DECEMBER 31, 2000
                                   --------------       -----------------
VAL                                  $69,890,652           $68,838,388
VLI                                    5,296,110             5,153,802
SPVA                                     495,784               496,904
SPVL                                   4,111,439             4,044,957
                                       ---------             ---------

TOTAL                                $79,793,985           $78,534,051
                                     ===========           ===========

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 4:    NET  WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company's variable insurance and variable annuity products for the six months ended June 30, 2001 and 2000, were as follows:

                                              JUNE 30,

                                        2001 (UNAUDITED)   2000
                                        ----               ----
VAL                                 $1,810,274        $3,024,189
VLI                                     79,981            34,598
SPVA                                    19,830            54,395
SPVL                                    89,039           203,384
                                        ------           -------

TOTAL                               $1,999,124       $ 3,316,566
                                    ==========       ===========

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                                JUNE 30, 2001
                                                                                 (UNAUDITED)              DECEMBER 31, 2000
                                                                           -------------------------   -------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  6/30/2001 -- $209,004,684; 12/31/2000 -- $173,748,950)                      $198,407,674                $162,213,095
  Real estate partnership (cost: 6/30/2001 -- $6,374,819;
   12/31/2000 -- $5,985,783)                                                              5,998,069                   5,445,528
  Real estate investment trusts (cost:  6/30/2001 -- $33,519,342;
   12/31/2000 -- $31,896,908)                                                            38,586,244                  35,224,737
                                                                           -------------------------   -------------------------

         Total real estate investments                                                  242,991,987                 202,883,360

MARKETABLE SECURITIES - At estimated market value
   (cost: 6/30/2001 -- $0; 12/31/2000 -- $4,916,327)                                              0                   4,916,494

CASH AND CASH EQUIVALENTS                                                                 6,014,300                  10,543,821

DIVIDEND RECEIVABLE                                                                         246,644                     242,341

OTHER ASSETS (net of allowance for uncollectable
  accounts:  6/30/2001 -- $98,000; 12/31/2000 -- $91,000)                                 3,997,266                   2,926,280
                                                                           -------------------------   -------------------------

         Total assets                                                                   253,250,197                 221,512,296
                                                                           -------------------------   -------------------------

LIABILITIES

MORTGAGE LOAN PAYABLE                                                                    29,277,697                  10,092,355

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                     4,018,506                   2,517,818

DUE TO AFFILIATES                                                                           880,261                     887,434

OTHER LIABILITIES                                                                         1,571,506                     669,209

MINORITY INTEREST                                                                         1,798,115                     997,401
                                                                           -------------------------   -------------------------

         Total liabilities                                                               37,546,085                  15,164,217
                                                                           -------------------------   -------------------------

PARTNERS' EQUITY                                                                        215,704,112                 206,348,079
                                                                           -------------------------   -------------------------

         Total liabilities and partners' equity                                        $253,250,197                $221,512,296
                                                                           =========================   =========================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                             9,075,913                   9,075,913
                                                                           =========================   =========================

SHARE VALUE AT END OF PERIOD                                                                 $23.77                      $22.74
                                                                           =========================   =========================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                          ------------    ------------    ------------    ------------
                                                              2001            2000            2001           2000
                                                          ------------    ------------    ------------    ------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                $ 11,238,156    $ 11,465,567    $  6,032,932    $  5,604,105
 Equity in income of real estate partnership                   389,036         320,176         276,841         150,963
 Dividend Income from real estate investment trusts          1,175,459         779,915         597,381         426,164
 Interest on short-term investments                            212,242         531,530          63,196         283,782
                                                          ------------    ------------    ------------    ------------

         Total investment income                            13,014,893      13,097,188       6,970,350       6,465,014
                                                          ------------    ------------    ------------    ------------

EXPENSES:

 Investment management fee                                   1,344,767       1,348,173         674,853         679,858
 Real estate taxes                                           1,297,049       1,302,236         695,295         644,837
 Administrative                                              1,240,643       1,291,973         675,017         675,115
 Operating                                                   2,210,109       2,100,095       1,228,286       1,145,456
 Interest                                                      727,878         353,707         468,349         177,600
 Minority interest                                              66,625         (33,746)         25,444         (45,531)
                                                          ------------    ------------    ------------    ------------

         Total investment expenses                           6,887,071       6,362,438       3,767,244       3,277,335
                                                          ------------    ------------    ------------    ------------

NET INVESTMENT INCOME                                        6,127,822       6,734,750       3,203,106       3,187,679
                                                          ------------    ------------    ------------    ------------

REALIZED AND UNREALIZED (LOSS) GAIN ON
  INVESTMENTS

 Net proceeds from real estate investments
   sold                                                      7,166,413      18,734,655       5,705,397      15,004,105
 Less:  Cost of real estate investments sold                 6,962,159      19,660,942       5,404,921      15,117,339
           Realization of prior periods' unrealized
            gain (loss) on real estate investments sold        220,180      (2,489,670)        313,261        (300,934)
                                                          ------------    ------------    ------------    ------------

 Net realized (loss) gain on real estate investments
   sold                                                        (15,926)      1,563,383         (12,785)        187,700
                                                          ------------    ------------    ------------    ------------


 Change in unrealized gain (loss) on real estate
  investments                                                3,061,603      (1,868,532)      3,680,596       2,311,535
 Minority interest in unrealized (gain) loss on
   investments                                                (182,534)        126,875        (145,997)        138,789
                                                          ------------    ------------    ------------    ------------

 Net unrealized gain (loss) on real estate
   investments                                               3,244,137      (1,995,407)      3,826,593       2,172,746
                                                          ------------    ------------    ------------    ------------

NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS                                       3,228,211        (432,024)      3,813,808       2,360,446
                                                          ------------    ------------    ------------    ------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                          $  9,356,033    $  6,302,726    $  7,016,914    $  5,548,125
                                                          ============    ============    ============    ============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (Unaudited)

                                                                                SIX MONTHS                  SIX MONTHS
                                                                                   ENDED                       ENDED
                                                                               JUNE 30, 2001               JUNE 30, 2000
                                                                          ------------------------    ------------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                                 $6,127,822                  $6,734,750
 Net realized (loss) gain on real estate investments sold                                 (15,926)                  1,563,383
 Net unrealized gain (loss) on real estate investments                                  3,244,137                  (1,995,407)
                                                                          ------------------------    ------------------------

         Net increase in net assets resulting from operations                           9,356,033                   6,302,726
                                                                          ------------------------    ------------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners

   (6/30/2001 -- 0 shares; 6/30/2000 -- 372,636 shares)                                         -                  (8,000,000)
                                                                          ------------------------    ------------------------

         Net decrease in net assets resulting from
          capital transactions                                                                  -                  (8,000,000)
                                                                          ------------------------    ------------------------

NET INCREASE (DECREASE) IN NET ASSETS                                                   9,356,033                  (1,697,274)

NET ASSETS -  Beginning of period                                                     206,348,079                 210,222,940
                                                                          ------------------------    ------------------------

NET ASSETS -  End of period                                                          $215,704,112                $208,525,666
                                                                          ========================    ========================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS                  SIX MONTHS
                                                                                    ENDED                       ENDED
                                                                                JUNE 30, 2001               JUNE 30, 2000
                                                                           -------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                                    $9,356,033                  $6,302,726
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized (gain) loss on investments                                  (3,228,211)                    432,024
 Equity in income of real estate partnership in excess
  of distributions                                                                         (389,037)                   (320,175)
 Minority interest from operating activities                                                 66,625                     (33,746)
 Bad debt expense                                                                            22,874                       2,709
 (Increase) Decrease in:
    Dividend receivable                                                                      (4,303)                    (24,443)
    Other assets                                                                         (1,093,860)                 (2,101,321)
 Increase (Decrease) in:
    Accounts payable and accrued expenses                                                 1,500,688                     386,764
    Due to affiliates                                                                        (7,173)                     40,242
    Other liabilities                                                                       902,297                     176,659
                                                                           -------------------------   -------------------------

         Net cash flows from operating activities                                         7,125,933                   4,861,439
                                                                           -------------------------   -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold                                         7,166,413                  18,734,655
   Acquisition of real estate investment trust                                           (8,584,594)                 (9,430,630)
   Acquisition of real estate property                                                  (14,592,520)                          0
   Additions to real estate property                                                     (1,323,459)                 (2,290,498)
   Sale of marketable securities, net                                                     4,916,494                   2,797,008
                                                                           -------------------------   -------------------------

         Net cash flows from investing activities                                       (12,417,666)                  9,810,535
                                                                           -------------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                               (154,412)                    (47,108)
 Withdrawals by partners                                                                          0                  (8,000,000)
 Distributions to minority interest partners                                                 (4,791)                          0
 Contributions from minority interest partners                                              921,415                     145,586
                                                                           -------------------------   -------------------------

         Net cash flows from financing activities                                           762,212                  (7,901,522)
                                                                           -------------------------   -------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (4,529,521)                  6,770,452

CASH AND CASH EQUIVALENTS - Beginning of period                                          10,543,821                  13,972,669
                                                                           -------------------------   -------------------------

CASH AND CASH EQUIVALENTS - End of period                                                $6,014,300                 $20,743,121
                                                                           =========================   =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid during the six months for interest                                             $727,878                    $353,707
                                                                           =========================   =========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Assumption of mortgage loans payable                                                  $19,339,754                          $0
                                                                           =========================   =========================

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                   JUNE 30, 2001(UNAUDITED)        DECEMBER 31, 2000
                                                ----------------------------  ---------------------------
                                                                  ESTIMATED                    ESTIMATED
                                                                   MARKET                       MARKET
                                                    COST           VALUE          COST           VALUE
                                                ----------------------------  ---------------------------
REAL ESTATE AND IMPROVEMENTS - PERCENT OF NET ASSETS                   92.0%                         78.6%
Location               Description
---------------------------------------------------------------------------------------------------------
Lisle, IL              Office Building          $ 22,483,273   $ 14,715,838   $ 22,267,422   $ 14,134,722
Atlanta, GA            Garden Apartments          15,681,994     17,914,642     15,667,354     17,800,002
Roswell, GA            Retail Shopping Center     32,553,839     26,616,971     32,533,052     26,874,838
Bolingbrook, IL        Warehouse                   9,012,838      6,600,000      9,012,838      6,664,810
Raleigh, NC            Garden Apartments          15,859,238     17,204,616     15,847,460     17,200,000
Brentwood, TN          Office Building             9,829,712     11,046,430      9,657,787     10,396,565
Oakbrook Terrace, IL   Office Complex             13,148,557     13,725,381     13,021,251     12,716,910
Beaverton, OR          Office Complex             11,557,424     11,204,159     11,225,040     10,623,809
Salt Lake City, UT     Industrial Building         5,728,353      5,587,694      5,640,709      5,900,050
Aurora, CO             Industrial Building        10,131,358      9,900,000     10,131,358      9,800,714
Brentwood, TN          Office Complex              9,609,133      9,600,000      9,609,133      9,600,675
Jacksonville, FL*      Garden Apartments          19,476,690     20,400,000     19,135,546     20,500,000
Gresham/Salem, OR*     Garden Apartments          18,540,332     18,500,000             --             --
Hampton, VA*           Retail Shopping Center     15,391,943     15,391,943             --             --
                                                ---------------------------------------------------------
                                                $209,004,684   $198,407,674   $173,748,950   $162,213,095
                                                =========================================================


REAL ESTATE PARTNERSHIP - PERCENT OF NET ASSETS                         2.8%                          2.6%
Location               Description
---------------------------------------------------------------------------------------------------------

                                                ---------------------------------------------------------
Kansas City, KS; MO    Retail Shopping Center     $6,374,819     $5,998,069     $5,985,783     $5,445,528
                                                =========================================================

* Real estate partnerships accounted for by the consolidated method.

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                 JUNE 30, 2001 (UNAUDITED)
                                                                       ------------------------------------------
                                                                                                       ESTIMATED
                                                                                                         MARKET
                                                                                COST                      VALUE
                                                                       ------------------------------------------
REAL ESTATE INVESTMENT TRUSTS - PERCENT OF NET ASSETS                                                       17.9%

-----------------------------------------------------------------------------------------------------------------
AMB Property Corporation (30,000 Shares)                                       $706,770                 $772,800
AMLI Residential Properties (20,000 Shares)                                     471,200                  492,000
Alexanderia Real Est Equities (20,000 Shares)                                   740,990                  796,000
Apartment Invt & Mgmt Co.- Class A (38,900 Shares)                            1,673,578                1,874,980
Archstone Communities Trust (25,000 Shares)                                     592,188                  644,500
Avalonbay Communities Inc (15,000 Shares)                                       683,900                  701,250
Boston Properties Inc (50,000 Shares)                                         1,955,403                2,045,000
CBL & Associates Prop (30,800 Shares)                                           741,988                  945,252
Carramerica Realty (6,300 Shares)                                               189,298                  192,150
Centerpoint Properties Corp (18,600 Shares)                                     632,302                  933,720
Crescent Real Estate Eqt Co (35,000 Shares)                                     779,433                  859,950
Duke-Weeks Realty Corp (47,000 Shares)                                        1,070,320                1,167,950
Equity Office Properties Trust (94,400 Shares)                                2,684,928                2,985,872
Equity Residential Property Trust (40,000 Shares)                             1,987,247                2,262,000
Essex Property Trust Inc (15,000 Shares)                                        593,700                  743,250
Felcor Lodging Trust (31,000 Shares)                                            699,510                  725,400
First Industrial Realty Trust (25,000 Shares)                                   781,100                  803,500
Franchise Finance Cp Amer (46,300 Shares)                                     1,105,692                1,162,593
General Growth Properties (22,000 Shares)                                       714,894                  865,920
Glimcher Realty Trust (23,400 Shares)                                           354,098                  418,860
Health Care REIT Inc (15,000 Shares)                                            347,700                  356,250
Host Marriott Corp (120,000 Shares)                                           1,297,692                1,502,400
IRT Property (45,000 Shares)                                                    406,395                  490,050
Innkeepers USA Trust (55,000 Shares)                                            563,875                  658,900
Kilroy Realty Corp (20,000 Shares)                                              505,138                  582,000
Kimco Realty (15,000 Shares)                                                    612,612                  710,250
Liberty Property LP (35,000 Shares)                                             899,563                1,036,000
Meristar Hospitality Corp (37,500 Shares)                                       636,151                  890,625
Mission West Properties (58,200 Shares)                                         455,365                  704,220
Parkway Properties Inc (25,000 Shares)                                          782,750                  881,250
Prentiss Properties Trust (29,400 Shares)                                       729,994                  773,220
Prologis Trust (25,000 Shares)                                                  514,355                  568,000
SL Green Realty Corp (9,000 Shares)                                             248,004                  272,790
Shurgard Storage Centers (20,000 Shares)                                        478,500                  625,000
Simon Property Group Inc (45,000 Shares)                                      1,032,157                1,348,650
Spieker Properties (27,000 Shares)                                            1,197,078                1,618,650
Taubman Centers Inc (20,000 Shares)                                             271,390                  280,000
United Dominion Realty Trust (40,000 Shares)                                    561,928                  574,000
Ventas Inc. (65,000 Shares)                                                     557,958                  711,750
Vornado Realty Trust (29,800 Shares)                                          1,028,569                1,163,392
Washington Reit (30,000 Shares)                                                 566,454                  709,200
Apartment Invt & Mgmt Co.-Preferred Stock (10,000 Shares)                       212,844                  246,300
Public Storage Inc. - Preferred Stock (20,000 Shares)                           454,331                  490,400
                                                                       -----------------      -------------------
TOTAL REAL ESTATE INVESTMENT TRUSTS                                         $33,519,342              $38,586,244
                                                                      =================      ===================

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                                           DECEMBER 31, 2000
                                                             ------------------------------------------
                                                                                             ESTIMATED
                                                                                              MARKET
                                                                        COST                   VALUE
                                                             ------------------------------------------
REAL ESTATE INVESTMENT TRUSTS - PERCENT OF NET ASSETS                                             17.1%

----------------------------------------------------------------------------------------------------------
Alexandria Real Est Equities (5,000 shares)                           $181,188                $185,938
AMB Property Corporation (30,000 shares)                               706,770                 774,375
AMLI Residential Properties (30,000 shares)                            706,800                 740,625
Apartment Inv & Mgmt Co, Class A (28,900 shares)                     1,218,828               1,443,194
Archstone Communities Trust (25,000 shares)                            592,188                 643,750
Avalonbay Communities Inc (15,000 shares)                              683,900                 751,875
Boston Properties Inc (25,000 shares)                                  995,339               1,087,500
Brandywine Realty Trust (15,000 shares)                                321,338                 310,313
CBL & Associates Prop (30,800 shares)                                  741,988                 779,625
Cabot Industrial Trust (40,000 shares)                                 820,726                 767,500
Centerpoint Properties Corp. (18,600 shares)                           632,302                 878,850
Cousins Properties (20,000 shares)                                     551,200                 558,750
Crescent Real Estate Eqt Co (25,000 shares)                            565,563                 556,250
Duke - Weeks Realty Corporation (47,000 shares)                      1,070,320               1,157,375
Equity Office Properties Trust (77,400 shares)                       2,215,533               2,525,175
Equity Residential Property Trust  (30,000 shares)                   1,450,732               1,659,375
Essex Property Trust, Inc (15,000 shares)                              593,700                 821,250
First Industrial Realty Trust (25,000 shares)                          781,100                 850,000
Franchise Finance Cp Amer (51,300 shares)                            1,228,281               1,195,931
Gables Residential Trust (25,000 shares)                               632,750                 700,000
General Growth Properties (22,000 shares)                              714,894                 796,125
Highwoods Properties Inc (30,000 shares)                               758,832                 746,250
Host Marriot Corp (105,000 shares)                                   1,114,575               1,358,438
Innkeepers USA Trust (50,000 shares)                                   512,375                 553,125
IRT Property (45,000 shares)                                           406,395                 365,625
Kilroy Realty Corp. (30,000 shares)                                    746,886                 856,875
Kimco Realty (15,000 shares)                                           612,612                 662,813
Liberty Property LP (35,000 shares)                                    899,563                 999,688
Macerich Co (30,000 shares)                                            670,490                 575,625
MeriStar Hospitality Corp (37,500 shares)                              636,151                 738,281
Mission West Properties (88,200 shares)                                697,122               1,223,775
Parkway Properties Inc (25,000 shares)                                 782,750                 742,188
Public Storage Inc (5,000 shares)                                      113,763                 121,563
Reckson Assoc Realty Corp. (32,500 shares)                             805,150                 814,531
Regency Realty Corp (25,000 shares)                                    576,600                 592,188
Saul Centers Inc (1,700 shares)                                         29,085                  31,663
Shurgard Storage Centers (20,000 shares)                               478,500                 488,750
Simon Property Group Inc (45,000 shares)                             1,032,357               1,080,000
Spieker Properties (27,000 shares)                                   1,197,078               1,353,375
Summit Properties Inc (12,000 shares)                                  292,832                 312,000
Vornado Realty Trust (29,800 shares)                                 1,028,569               1,141,713
Washington Reit (40,000 shares)                                        759,220                 945,000
Public Storage Inc, Preferred Stock (15,000 shares)                    340,569                 337,500
                                                             ------------------      ------------------
TOTAL REAL ESTATE INVESTMENT TRUSTS                                $31,896,908             $35,224,737
                                                             ==================      ==================

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                               JUNE 30, 2001 (UNAUDITED)
                                                        -------------------------------------
                                                                                   ESTIMATED
                                                        FACE AMOUNT     COST      MARKET VALUE
                                                        ----------    ----------   ----------
MARKETABLE SECURITIES - Percent of Net Assets                                             0.0%

                                                                 -             -            -
                                                        ----------    ----------   ----------

TOTAL MARKETABLE SECURITIES                             $        0    $        0   $        0
                                                        ==========    ==========   ==========

CASH AND CASH EQUIVALENTS - PERCENT OF NET ASSETS                                         2.8%

Hershey Foods Corp., 4.25%, July 2, 2001                $  500,000    $  499,823   $  499,823
Schering Corp., 4.15%, July 2, 2001                        500,000       499,827      499,827
United Parcel Svc., 4.25%, July 2, 2001                    239,000       238,915      238,915
Merck & Co. Inc., 3.80%, July 5, 2001                      400,000       399,578      399,578
Salomon Smith Barney Hldgs Inc., 3.85%., July 6, 2001      500,000       499,038      499,038
General Electric Capital Corp., 3.98%., July 9, 2001       500,000       496,739      496,739
American Express Cr. Corp., 4.01%., July 13, 2001          500,000       496,658      496,658
Paccar Financial Corp., 3.68%., July 26, 2001              311,000       309,919      309,919
Nike Inc., 3.63%., August 10, 2001                         295,000       293,661      293,661
Ciesco L.P., 3.57%., August 17, 2001                       310,000       308,432      308,432
                                                        ----------    ----------   ----------

TOTAL CASH EQUIVALENTS                                  $4,055,000    $4,042,590   $4,042,590

CASH                                                     1,971,710     1,971,710    1,971,710
                                                        ----------    ----------   ----------

TOTAL CASH AND CASH EQUIVALENTS                         $6,026,710    $6,014,300   $6,014,300
                                                        ==========    ==========   ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             SCHEDULE OF INVESTMENTS

                                                                           DECEMBER 31, 2000
                                                                 -----------------------------------------
                                                                                               ESTIMATED
                                                                 FACE AMOUNT      COST        MARKET VALUE
                                                                 -----------    -----------   -----------
MARKETABLE SECURITIES - Percent of Net Assets                                                         2.4%

Associates First Capital B.V., 6.55%, January 29, 2001           $   699,000    $   687,681   $   687,681
New Center Asset Trust, 6.52%, January 30, 2001                    1,614,000      1,587,692     1,587,692
Lasalle National Bank, 6.71%, February 1, 2001                       969,000        968,792       968,959
B-One Australia Ltd., 6.55%, February 13, 2001                     1,700,000      1,672,163     1,672,163
                                                                 -----------    -----------   -----------

TOTAL MARKETABLE SECURITIES                                      $ 4,982,000    $ 4,916,327   $ 4,916,494
                                                                 ===========    ===========   ===========

CASH AND CASH EQUIVALENTS - PERCENT OF NET ASSETS                                                     5.1%

J.P. Morgan & Co, 6.55%, January 2, 2001                         $   546,000    $   545,603   $   545,603
Alcoa Inc., 6.55%, January 4, 2001                                   634,000        633,193       633,193
Merrill Lynch & Co., 6.53%, Inc., January 10, 2001                   300,000        299,347       299,347
Bankamerica Corp., 6.55%, January 11, 2001                           680,000        678,020       678,020
General Motors Acceptance Corp., Inc., 6.60%, January 17, 2001       600,000        597,910       597,910
Paccar Financial Corp., 6.67%, January 18, 2001                      661,000        657,693       657,693
General Electric Capital Corp., 6.55%, January 22, 2001              700,000        691,085       691,085
Countrywide Home Loans, 6.60%, January 25, 2001                      560,000        556,201       556,201
Duke Energy Corp., 6.50%, January 25, 2001                           682,000        678,552       678,552
Caterpillar Financial Svcs Corp., 6.50%, January 26, 2001            625,000        621,727       621,727
Verizon Global Funding Corp., 6.55%, January 26, 2001                500,000        496,179       496,179
Ciesco L.P., 6.54%, January 30, 2001                               1,675,000      1,652,178     1,652,178
Eastman Kodak Co., 6.53%, February 9, 2001                           800,000        787,230       787,230
                                                                 -----------    -----------   -----------

TOTAL CASH EQUIVALENTS                                             8,963,000      8,894,919     8,894,919

CASH                                                               1,648,902      1,648,902     1,648,902
                                                                 -----------    -----------   -----------

TOTAL CASH AND CASH EQUIVALENTS                                  $10,611,902    $10,543,821   $10,543,821
                                                                 ===========    ===========   ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2000 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Prudential Variable Contract Real Property Partnership ("Partnership") under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $216 million in net assets, the commitment has been automatically reduced to $80 million. As of June 30, 2001, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.

NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2001 and 2000 investment management fees incurred by the Partnership were $1,344,767 and $1,348,173, respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 2001 and 2000 were $58,315 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $6.0 million, a decrease of $9.4 million from December 31, 2000. This decrease was due primarily to the acquisition of real estate investments as described below. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At June 30, 2001, 2% of the Partnership's assets consisted of cash, cash equivalents and marketable securities. Investments in shares of publicly-traded real estate investment trusts (REITs) provide the Partnership an additional level of liquidity. At June 30, 2001, 18% of the Partnership's assets consisted of such REIT holdings.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus with $216 million in net assets, the commitment has been automatically reduced to $80 million. As of June 30, 2001, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make any contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.

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

The Partnership has completed two real estate acquisitions during the year. A controlling interest in a portfolio of four apartment complexes based in Gresham and Salem, OR, was acquired in February. This portfolio consists of 492 units containing a total of 419,487 rentable square feet. The acquisition was financed by contributions of $8.6 million from the Partnership, $0.5 million from the partner, and the assumption of a $9.0 million mortgage loan. Also, in May, the Partnership acquired a controlling interest in a 154,540 square foot retail center based in Hampton, VA. The acquisition was financed by contributions of $4.0 million from the Partnership, $0.4 million from the partner, and the assumption of a $10.3 million mortgage loan. During the first six months of 2001, the Partnership also spent approximately $1.3 million in capital expenditures. Approximately $0.3 million was associated with renovation costs pertaining to the apartment complex located in Jacksonville, FL. The balance was associated with leasing activity at the office properties located in Beaverton, OR; Lisle, IL; Brentwood, TN; and Oakbrook Terrace, IL.

(b) RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended June 30, 2001 and 2000.

JUNE 30, 2001 VS. JUNE 30, 2000

The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income and realized and unrealized gains or losses by investment type.

                                           SIX MONTHS ENDED JUNE 30,               QUARTER ENDED JUNE 30,
                                             2001             2000                   2001          2000
                                           --------         --------               --------      --------
NET INVESTMENT INCOME:

Office properties                          $2,127,563       $2,913,160             $1,083,744    $1,333,421
Apartment complexes                         2,131,061        1,699,749              1,001,406       787,295
Retail property                             1,479,057        1,427,918                734,976       720,038
Industrial properties                         224,520          770,213                138,137       393,133
Equity in income of estate partership         389,036          320,176                276,841       150,963
Dividend income from real
 estate investment trust                    1,175,459          779,915                597,381       426,164
Other (including interest income
 investment mgt fee, etc.)                 (1,398,874)      (1,176,381)              (629,378)     (623,335)

                                           ----------       ----------             ----------    ----------

TOTAL NET INVESTMENT INCOME                $6,127,822       $6,734,750             $3,203,106    $3,187,679
                                           ==========       ==========             ==========    ==========

NET UNREALIZED GAIN (LOSS) ON INVESTMENTS:

Office properties                          $1,971,661      ($2,310,520)            $1,041,660     ($242,469)
Apartment Complexes                          (208,550)         518,075               (378,691)      438,423
Retail property                              (276,208)         (45,620)               198,670        (5,991)
Industrial properties                        (365,524)      (1,135,721)                   -         (10,931)
Interest in partnerships                      163,506          265,777                (78,622)      185,211
Real estate investment trusts               1,959,252          712,602              3,043,576     1,808,503
                                           ----------       ----------             ----------    ----------
                                            3,244,137       (1,995,407)             3,826,593     2,172,746
                                           ==========       ==========             ==========    ==========

                                                       SIX MONTHS ENDED JUNE 30,           QUARTER ENDED JUNE 30,
                                                      2001                   2000          2001              2000
                                                    --------               --------      --------         --------
NET REALIZED (LOSS) GAIN ON INVESTMENTS

Office properties                                          -                      -             -                 -
Apartment complexes                                        -                      -             -                 -
Industrial properties                                      -                      -             -                 -
Interest in partnerships                                   -                      -             -                 -
Real estate investment trust                         (15,926)             1,563,383       (12,785)          187,700
                                                  ----------              ---------    ----------        ----------
                                                     (15,926)             1,563,383       (12,785)          187,700
                                                  ----------              ---------    ----------        ----------
NET REALIZED AND UNREALIZED GAIN (LOSS)
                                                  ----------              ---------    ----------        ----------
 ON INVESTMENTS                                   $3,228,211              ($432,024)   $3,813,808        $2,360,446
                                                  ==========              =========    ==========        ==========

The Partnership's net investment income for the six months ended June 30, 2001 was $6.1 million, a decrease of $0.6 million from the corresponding period in the prior year. This decrease was primarily due to the office property located in Morristown, NJ, which was sold on October 26, 2000. In addition occupancy decreased at the industrial property in Bolingbrook, IL and the office property in Oakbrook Terrace, IL.

Equity in income of real estate partnership was $0.4 million for the first six months of 2001, an increase of $0.1 million, or 21.5%, from $0.3 million in the corresponding period in 2000. Equity in income of real estate partnership was $0.3 million for the second quarter of 2001, an increase of $0.1 million, or 83.4%, from $0.2 million in the corresponding quarter in 2000. The increase is primarily due to an increase in revenues resulting from percentage rent compared to the prior year.

Dividend income from real estate investment trusts amounted to approximately $1.2 million for the six months ended June 30, 2001, an increase of approximately $0.4 million, or 50.7%, from approximately $0.8 million in the corresponding period in 2000. Dividend income from real estate investment trusts amounted to approximately $0.6 million for the quarter ended June 30, 2001, an increase of approximately $0.2 million, or 40.2%, from approximately $0.4 million in the corresponding quarter in 2000. This increase was primarily due to an increase in the amount invested in REIT stocks subsequent to the 2nd quarter 2000.

Interest on short-term investments decreased approximately $0.3 million or 60.1% for the six months ended June 30, 2001 due primarily to a significantly lower average cash balance compared to the corresponding period in 2000. Cash, cash equivalents, and marketable securities maintained during the first six months of 2001 averaged approximately $10.2 million when compared to the first six months of 2000 when the average was approximately $19.0 million.

Interest on short-term investments decreased approximately $0.2 million or 77.7% for the quarter ended June 30, 2001, also due primarily to a significantly lower average cash balance during the quarter ended June 30, 2001 compared to the corresponding period in 2000.

Interest expense increased $0.4 million, or 105.8%, in the first six months of 2001 compared to the corresponding period in 2000, and it increased $0.3 million, or 163.7%, in the second quarter of 2001 compared to the corresponding quarter in 2000. These increases were primarily due to the Partnership's assumption of a $9.0 million and a $10.3 million mortgage loan in conjunction with the acquisition of a controlling interest in the two investments discussed previously.

Minority interest in consolidated partnerships increased $0.1 million, or 297.4%, for the six months ended June 30, 2001, and it increased $0.1 million, or 155.9%, for the quarter ended June 30, 2001, when compared to the corresponding periods last year. These increases were due to the Partnership's acquisition of a controlling interest in the retail center located in Hampton, VA during the second quarter of 2001.

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $0.8 million, or 27.0%, for the six months ended June 30, 2001 when compared to the corresponding period in 2000. Net investment income from property operations for the office sector decreased approximately $0.3 million, or 18.7%, for the quarter ended June 30, 2001 when compared to the corresponding period in 2000. This was primarily due to the sale of the Morristown, NJ office center in October 2000.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $2.0 million during the first six months of 2001. The largest increase, or $0.9 million, was due to the office property located in Oakbrook Terrace, IL. This unrealized gain was attributable to the signing of two new leases, which will bring the leased area from 55% to 78%. One of the Brentwood, TN office properties also experienced a net unrealized gain of approximately $0.5 million primarily due to increased rental growth projections and lower expense projections. The Lisle, IL office property experienced an unrealized gain of $0.4 million due to an increase in occupancy and market rents.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $2.3 million during the first six months of 2000. The largest share (50%) of the net unrealized loss experienced during 2000 was primarily due to the office property located in Oakbrook Terrace, IL. This approximate $1.2 million value decrease was due to a lease termination associated with 45% of the space and weaker market conditions. The Morristown, NJ office property also experienced a net unrealized loss of approximately $0.8 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $1.0 million during the second quarter of 2001, due to the office property located in Oakbrook Terrace, IL for the reason discussed above.

Occupancy at one of the Brentwood, TN office properties increased from 56% at June 30, 2000 to 68% at June 30, 2001, while occupancy at the other Brentwood, TN location remained unchanged at 100%. Occupancy at the Lisle, IL office property increased from 82% at June 30, 2000 to 100% at June 30, 2001. Occupancy at the Beaverton, OR property increased from 61% at June 30, 2000 to 67% at June 30, 2001. Occupancy at the Oakbrook Terrace, IL property decreased from 55% at June 30, 2000 to 49% at June 30, 2001. New leases have been signed that will raise the occupancy to 78%. As of June 30, 2001 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $2.1 million for the first six months in 2001, an increase of $0.4 million, or 25.4%, when compared to the corresponding period in 2000. Net investment income from property operations for the apartment sector was $1.0 million for the second quarter of 2001, an increase of $0.2 million, or 27.2%, when compared to the corresponding period in 2000. This increase was primarily due to the acquisition of the controlling interest in the apartment complex portfolio located in Gresham and Salem, OR.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.2 million in the first six months of 2001 compared to a net unrealized gain of $0.5 million in the first six months of 2000. The majority of the unrealized loss experienced in 2001 was primarily due to the Jacksonville, FL apartment complex which experienced a decrease in value due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates. The net unrealized gain of $0.5 million in the first six months of 2000 was due to the near term completion of the renovations at the Jacksonville, FL apartment complex.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.4 million in the second quarter of 2001 compared to a net unrealized gain of $0.4 million in the second quarter of 2000. The unrealized loss for 2001 and the unrealized gain for 2000 were primarily experienced by the Jacksonville, FL apartment complex for the same reasons discussed previously.

The occupancy at the Raleigh, NC and Jacksonville, FL complexes increased from 88% at June 30, 2000 to 91% at June 30, 2001 and from 85% at June 30, 2000 to
92% at June 30, 2001, respectively. Occupancy at the apartment complex in Atlanta, GA decreased from 98% at June 30, 2000 to 96% at June 30, 2001. Occupancy at the Gresham and Salem, OR apartment complexes averaged approximately 88% at June 30, 2001. As of June 30, 2001, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties located in Roswell, GA and Hampton, VA was approximately $1.5 million for the six months ended June 30, 2001 and approximately $1.4 million for the six months ended June 30, 2000. The increase is primarily due to the acquisition of a controlling interest in a 154,540 square foot retail center based in Hampton, VA. Net investment income for the Partnership's retail properties was approximately $0.7 million for both the second quarter ended June 30,

2001 and 2000.

The retail properties experienced a net unrealized loss of $0.3 million and $0.05 million in the first six months of 2001 and 2000, respectively. This was due to increased capital expenditures budgeted for 2001 coupled with a slight decrease in overall occupancy at the Roswell, GA property. The retail property experienced a net unrealized gain of $0.2 million in the second quarter of 2001, due to partial completion of capital expenditures at the Roswell, GA location.

Occupancy at the shopping center located in Roswell, GA decreased from 97% at June 30, 2000 to 94% at June 30, 2001. The newly acquired retail center in Hampton, VA had occupancy of 99% at June 30, 2001. As of June 30, 2001, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the six months ended June 30, 2001, income from this investment located in Kansas City, KS and MO amounted to $0.4 million, an increase of 21.5% from $0.3 million at June 30, 2000. During the quarter ended June 30, 2001, income from this investment amounted to $0.3 million, an increase of 83.4% from $0.2 million at June 30, 2000.

The equity investment experienced a net unrealized gain of $0.2 million and $0.3 million in the first six months of 2001 and 2000, respectively. The unrealized gain of $0.2 million during the first six months of 2001 was primarily due to increased leasing activity and stabilized occupancy. This investment experienced a net unrealized loss of $0.1 million and a net unrealized gain of $0.2 million in the second quarter of 2001 and 2000, respectively. The unrealized loss of $0.1 million experienced during the second quarter of 2001 was due to capital expenditures on the retail centers which did not generate an increase in market value. The unrealized gain experienced during the second quarter of 2000 was primarily due to increased leasing and higher rental rates at these same retail centers.

The retail portfolio located in Kansas City, KS and MO had an average occupancy of 93% at June 30, 2000, which decreased to 92% at June 30, 2001. As of June 30, 2001, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $0.8 million in the first six months of 2000 to $0.2 million in the corresponding period in 2001. Net investment income from property operations for the industrial properties decreased from $0.4 million in the second quarter of 2000 to $0.1 million in the corresponding period in 2001. The majority of these decreases was due to decreased occupancy at the properties located in Bolingbrook, IL and Salt Lake City, UT.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.4 million during the first six months of 2001 compared to a net unrealized loss of approximately $1.1 million in 2000. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, UT industrial property. This loss of approximately $0.4 million was due to significant leasing costs associated with a new tenant.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $1.1 million during the first six months of 2000. The majority of the decrease was attributable to the Aurora, CO industrial property. This loss of approximately $0.7 million was due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were made on the property which did not generate an increase in market value. The industrial property located in Bolingbrook, IL also experienced an unrealized loss of $0.4 million during the first six months of 2000. This loss was due to softening market conditions.

The occupancy at the Bolingbrook, IL property was 100% at June 30, 2000 and decreased to 0% at June

30, 2001 due to the scheduled lease expiration. The occupancy at the Salt Lake City, Utah property decreased from 34% at June 30, 2000 to 16% at June 30, 2001. However, leases have been signed for 50% of the space that will take effect in 2001. The Aurora, CO property's occupancy rate remained unchanged at 75% at June 30, 2000 and 2001. As of June 30, 2001, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

During the first six months of 2001, the Partnership's investment in REITS experienced an unrealized gain of $1.9 million compared to an unrealized gain of $0.7 million experienced during the first six months of 2000. During the second quarter of 2001, the Partnership's investment in REITS experienced an unrealized gain of $3.0 million compared to an unrealized gain of $1.8 million experienced during the second quarter 2000. These changes in unrealized loss and gain reflect changes in the market value of REIT shares held by the Partnership.

OTHER

Other net investment income decreased approximately $0.2 million during the first six months of 2001 when compared to the corresponding period in 2000. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. Interest income on short-term investments decreased primarily as a result of the Partnership maintaining a significantly lower cash balance when compared to the corresponding period last year, as mentioned previously.

(c) INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects", "believes", "anticipates", "intends", "plans", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Partnership. There can be no assurance that future developments affecting the Partnership will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Partnership's products; and adverse litigation results. While the Partnership reassesses material trends and uncertainties affecting its financial position and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. Readers should consider the information referred to above when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 16.36% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at June 30, 2001:


                                                         ESTIMATED MARKET VALUE             AVERAGE
                                     MATURITY                (IN $ MILLIONS)             INTEREST RATE
                             -------------------------- -------------------------- --------------------------
Cash equivalents                    0-3 months                    $4.0                       3.94%
Short-term investments              3-12 months                    $0                         0%

The table below discloses the Partnership's fixed and variable rate debt as of June 30, 2001. Approximately $19.2 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments are affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of June 30, 2001 was 7.915%.

June 30, 2001

DEBT (IN $ THOUSANDS),         7/1/2001-                                                           ESTIMATED
INCLUDING CURRENT PORTION      12/31/2001     2002    2003    2004   2005   THEREAFTER    TOTAL    FAIR VALUE

Fixed Rate                           $255     $536    $577    $619   $665      $16,575  $19,227       $19,227
Average Interest Rate              7.376%   7.437%  7.449%  7.471% 7.491%       6.750%   6.950%
Variable Rate                         $41      $90     $98    $104   $114       $9,603  $10,050       $10,050

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

                          PRUCO LIFE INSURANCE COMPANY
                                  in respect of
                               Pruco Life Variable
                         Contract Real Property Account
                                  (Registrant)

          ------------------------------------------------------------



Date:   August 14, 2001         By: /s/
      -------------------           -------------------------------------------
                                    Esther H. Milnes
                                    Sr. Vice President




Date:   August 14, 2001         By: /s/
      -------------------           -------------------------------------------
                                    William J. Eckert, IV
                                    Vice President and Chief Accounting Officer