Form 10-Q
period 2001-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2001-11-14
CIK 801348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

_  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-86780

                          PRUCO LIFE INSURANCE COMPANY

                                  IN RESPECT OF

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
               --------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         ARIZONA                                   22-1944557
--------------------------------       -------------------------------------
(STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
              -----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (800) 778-2255
              ---------------------------------------------------------
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

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (Unaudited)

A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

          Statements of Net Assets - September 30, 2001 and December 31, 2000                                     3

          Statements of Operations - Three and Nine Months Ended September 30, 2001 and 2000                      3

          Statements of Changes in Net Assets - Three and Nine Months Ended September 30, 2001 and 2000           3

          Notes to the Financial Statements of the Account                                                        4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

          Consolidated Statements of Assets and Liabilities - September 30, 2001 and December 31, 2000            6

          Consolidated  Statements  of  Operations  - Three and Nine Months Ended  September  30, 2001 and 2000   7

          Consolidated Statements of Changes in Net Assets - Nine Months Ended September 30, 2001 and 2000        8

          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000                   9

          Consolidated Schedules of Investments - September 30, 2001 and December 31, 2000                       10

          Notes to the Financial Statements of the Partnership                                                   15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   16

Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                             23

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                                     24

Item 6.  Exhibits and Reports on Form 8-K                                                                        24

Signature Page                                                                                                   25

                             FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2001 and December 31, 2000
                                                             SEPTEMBER 30, 2001
                                                                  (UNAUDITED)    DECEMBER 31, 2000
                                                                 ------------    -----------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership (Note 2)                             $117,653,947      $112,527,164
                                                                 ------------      ------------
Net Assets                                                       $117,653,947      $112,527,164
                                                                 ============      ============
NET ASSETS, REPRESENTING:
Equity of contract owners (Note 3)                               $ 79,072,145      $ 78,534,051
Equity of Pruco Life Insurance Company                             38,581,802        33,993,113
                                                                 ------------      ------------
                                                                 $117,653,947      $112,527,164
                                                                 ============      ============

STATEMENTS OF OPERATIONS
For the nine and three months ended September 30, 2001 and 2000
                                                                   1/1/2001-         1/1/2000-      7/1/2001-        7/1/2000-
                                                                  9/30/2001         9/30/2000       9/30/2001        9/30/2000
                                                                 (UNAUDITED)       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                                 ------------      ------------    ------------     ------------
INVESTMENT INCOME
Net investment income from Partnership operations                $  5,138,715      $  5,629,511    $  1,797,049     $  1,861,594
                                                                 ------------      ------------    ------------     ------------
EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration                              363,757           361,628         122,538          119,708
                                                                 ------------      ------------    ------------     ------------
NET INVESTMENT INCOME                                               4,774,958         5,267,883       1,674,511        1,741,886
                                                                 ------------      ------------    ------------     ------------
NET REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS
Net change in unrealized loss on investments in Partnership          (129,770)       (1,181,141)     (1,898,889)         (65,637)
Realized gain on sale of investments in Partnership                   117,838         1,442,036         126,523          567,364
                                                                 ------------      ------------    ------------     ------------
NET GAIN (LOSS) ON INVESTMENTS                                        (11,932)          260,895      (1,772,366)         501,727
                                                                 ------------      ------------    ------------     ------------
NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                                       $  4,763,026      $  5,528,778    $    (97,855)    $  2,243,613
                                                                 ============      ============    ============     ============

STATEMENTS OF CHANGES IN NET ASSETS
For the nine and three months ended September 30, 2001 and 2000
                                                                   1/1/2001-        1/1/2000-        7/1/2001-        7/1/2000-
                                                                  9/30/2001         9/30/2000       9/30/2001         9/30/2000
                                                                  (UNAUDITED)       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                                 ------------      ------------    ------------     ------------
OPERATIONS
Net investment income                                            $  4,774,958         5,267,883    $  1,674,511        1,741,886
Net change in unrealized loss on investments in Partnership          (129,770)       (1,181,141)     (1,898,889)         (65,637)
Realized gain on sale of investments in Partnership                   117,838         1,442,036         126,523          567,364
                                                                 ------------      ------------    ------------     ------------
NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                                          4,763,026         5,528,778         (97,855)       2,243,613
                                                                 ------------      ------------    ------------     ------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 4)                        (2,615,022)       (5,660,346)       (615,898)      (2,343,780)
Net contributions (withdrawals) by Pruco Life Insurance Company     2,978,779        (1,978,026)        738,436        2,463,488
                                                                 ------------      ------------    ------------     ------------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                 363,757        (7,638,372)        122,538          119,708
                                                                 ------------      ------------    ------------     ------------
TOTAL INCREASE (DECREASE) IN NET ASSETS                             5,126,783        (2,109,594)         24,683        2,363,321

NET ASSETS
Beginning of period                                               112,527,164       117,725,227     117,629,264      113,252,312
                                                                 ------------      ------------    ------------     ------------
End of period                                                    $117,653,947      $115,615,633    $117,653,947     $115,615,633
                                                                 ============      ============    ============     ============

               SEE NOTES TO FINANCIAL STATEMENTS ON PAGES 4 AND 5

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The Pruco Life Variable Contract Real Property Account ("Real Property Account") is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life Insurance Company. These products are Variable Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in the Real Property Account's December 31, 2000 Annual Report on Form 10K.

NOTE 2: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The investment in The Prudential Variable Contract Real Property Partnership (the "Partnership") is based on the Real Property Account's proportionate interest of the Partnership's market value. At September 30, 2001 and December 31, 2000, the Real Property Account's interest in the Partnership was 54.5% or 4,949,340 shares.

The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at September 30, 2001 and December 31, 2000 were as follows:

                                        SEPTEMBER 30, 2001
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

NOTE 3:      CONTRACT OWNER EQUITY INFORMATION

Contract owner equity at September 30, 2001 and December 31, 2000 by product, were as follows:

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)         DECEMBER 31, 2000
                                   -----------         -----------------
VAL                                   $69,304,987           $68,838,388
VLI                                     5,276,562             5,153,802
SPVA                                      465,590               496,904
SPVL                                    4,025,006             4,044,957
                                        ---------             ---------

TOTAL                                 $79,072,145          $78,534,051
                                      ===========          ===========

NOTE 4: NET WITHDRAWALS BY CONTRACT OWNERS

Net withdrawals by contract owners for the real estate investment option in Pruco Life Insurance Company's variable insurance and variable annuity products for the nine months ended September 30, 2001 and 2000, were as follows:

                                        SEPTEMBER 30,
                                   2001               2000
                                   ---- (UNAUDITED)   ----
VAL                             $2,306,995        $5,135,076
VLI                                 95,980           138,337
SPVA                                48,807            74,141
SPVL                               163,240           312,792
                                   -------           -------

TOTAL                           $2,615,022       $ 5,660,346
                                ==========       ===========

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                             SEPTEMBER 30, 2001
                                                                                (UNAUDITED)                 DECEMBER 31, 2000
                                                                         --------------------------     ------------------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  9/30/2001 -- $210,386,836; 12/31/2000 -- $173,748,950)                     $198,623,760                 $162,213,095
  Real estate partnership (cost: 9/30/2001 -- $6,466,007;
   12/31/2000 -- $5,985,783)                                                             6,343,784                    5,445,528
  Real estate investment trusts (cost:  9/30/2001 -- $33,746,302;
   12/31/2000 -- $31,896,908)                                                           35,702,205                   35,224,737
                                                                         --------------------------     ------------------------

         Total real estate investments                                                 240,669,749                  202,883,360

MARKETABLE SECURITIES - At estimated market value
   (cost: 9/30/2001 -- $0; 12/31/2000 -- $4,916,327)                                             -                    4,916,494

CASH AND CASH EQUIVALENTS                                                                7,969,478                   10,543,821

DIVIDEND RECEIVABLE                                                                        375,009                      242,341

OTHER ASSETS (net of allowance for uncollectible
  accounts:  9/30/2001 -- $98,000; 12/31/2000 -- $91,000)                                3,590,665                    2,926,280
                                                                         --------------------------     ------------------------

         Total assets                                                                 $252,604,901                 $221,512,296
                                                                         ==========================     ========================

LIABILITIES

MORTGAGE LOAN PAYABLE                                                                  $29,156,696                  $10,092,355

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                    3,006,450                    2,517,818

DUE TO AFFILIATES                                                                          911,295                      887,434

OTHER LIABILITIES                                                                        1,646,906                      669,209

MINORITY INTEREST                                                                        2,134,180                      997,401
                                                                         --------------------------     ------------------------

         Total liabilities                                                              36,855,527                   15,164,217
                                                                         --------------------------     ------------------------

PARTNERS' EQUITY                                                                       215,749,374                  206,348,079
                                                                         --------------------------     ------------------------

         Total liabilities and partners' equity                                       $252,604,901                 $221,512,296
                                                                         ==========================     ========================

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                            9,075,913                    9,075,913
                                                                         ==========================     ========================

SHARE VALUE AT END OF PERIOD                                                                $23.77                       $22.74
                                                                         ==========================     ========================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                          --------------------------------------- ---------------------------------
                                                                   2001               2000             2001             2000
                                                          --------------------   ---------------- --------------   ----------------
INVESTMENT INCOME:
 Revenue from real estate and improvements                        $17,842,343        $17,089,509     $6,604,185         $5,623,942
 Equity in income of real estate partnership                          480,224            658,905         91,188            338,729
 Dividend Income from real estate investment trusts                 1,854,282          1,162,185        678,823            382,270
 Interest on short-term investments                                   320,046            874,294        107,804            342,764
                                                          --------------------   ---------------- --------------   ----------------

         Total investment income                                   20,496,895         19,784,893      7,482,000          6,687,705
                                                          --------------------   ---------------- --------------   ----------------

EXPENSES:
 Investment management fee                                          2,034,904          2,020,562        690,137            672,389
 Real estate taxes                                                  2,005,688          1,973,769        708,638            671,532
 Administrative                                                     1,963,326          1,837,556        722,683            545,583
 Operating                                                          3,690,702          3,249,334      1,480,592          1,149,241
 Interest                                                           1,224,854            530,893        496,976            177,186
 Minority interest                                                    154,239             11,785         87,614             45,531
                                                          --------------------   ---------------- --------------   ----------------

         Total investment expenses                                 11,073,713          9,623,899      4,186,640          3,261,462
                                                          --------------------   ---------------- --------------   ----------------

NET INVESTMENT INCOME                                               9,423,182         10,160,994      3,295,360          3,426,243
                                                          --------------------   ---------------- --------------   ----------------

REALIZED AND UNREALIZED (LOSS) GAIN ON
  INVESTMENTS
 Net proceeds from real estate investments
   sold                                                            14,823,087         28,516,320      7,656,674          9,781,665
 Less:  Cost of real estate investments sold                       13,542,993         29,436,095      6,580,834          9,775,154
           Realization of prior periods' unrealized
            gain (loss) on real estate investments sold             1,064,007         (3,522,580)       843,827           (431,983)
                                                          --------------------   ---------------- --------------   ----------------

 Net realized gain on real estate investments
   sold                                                               216,087          2,602,805        232,013            438,494
                                                          --------------------   ---------------- --------------   ----------------


 Change in unrealized (loss) gain on real estate
  investments                                                        (117,112)        (2,041,907)    (3,178,715)           427,552
 Minority interest in unrealized loss (gain) on
   investments                                                        120,862             67,708        303,396            (59,167)
                                                          --------------------   ---------------- --------------   ----------------

 Net unrealized (loss) gain on real estate
   investments                                                       (237,974)        (2,109,615)    (3,482,111)           486,719
                                                          --------------------   ---------------- --------------   ----------------

NET REALIZED AND UNREALIZED (LOSS)
 GAIN ON INVESTMENTS                                                  (21,887)           493,190     (3,250,098)           925,213
                                                          --------------------   ---------------- --------------   ----------------

NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                   $9,401,295        $10,654,184        $45,262         $4,351,456
                                                          ====================   ================ ==============   ================


                 THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                     NINE MONTHS                    NINE MONTHS
                                                                       ENDED                           ENDED
                                                                  SEPTEMBER 30, 2001             SEPTEMBER 30, 2000
                                                              ---------------------------     ------------------------
NET INCREASE IN NET ASSETS
 FROM OPERATIONS:
 Net investment income                                                        $9,423,182                  $10,160,994
 Net realized gain on real estate investments sold                               216,087                    2,602,805
 Net unrealized loss on real estate investments                                 (237,974)                  (2,109,615)
                                                              ---------------------------     ------------------------

         Net increase in net assets resulting from operations                  9,401,295                   10,654,184
                                                              ---------------------------     ------------------------

NET DECREASE IN NET ASSETS
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
   (9/30/2001 -- 0 shares; 9/30/2000 -- 372,636 shares)                                -                   (8,000,000)
                                                              ---------------------------     ------------------------

         Net decrease in net assets resulting from
          capital transactions                                                         -                   (8,000,000)
                                                              ---------------------------     ------------------------

NET INCREASE IN NET ASSETS                                                     9,401,295                    2,654,184

NET ASSETS -  Beginning of period                                            206,348,079                  210,222,940
                                                              ---------------------------     ------------------------

NET ASSETS -  End of period                                                 $215,749,374                 $212,877,124
                                                              ===========================     ========================


                 THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS                     NINE MONTHS
                                                                           ENDED                           ENDED
                                                                    SEPTEMBER 30, 2001               SEPTEMBER 30, 2000
                                                                -----------------------------     ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net increase in net assets resulting from operations                             $9,401,295                  $10,654,184
 Adjustments to reconcile net increase in net assets resulting from operations to net cash flows from operating activities:
 Net realized and unrealized loss (gain) on investments                               21,887                     (493,190)
 Equity in income of real estate partnership in excess
   of distributions                                                                 (480,224)                    (658,905)
 Minority interest from operating activities                                         154,239                       11,785
 Bad debt expense                                                                     41,593                        7,589
 (Increase) Decrease in:
    Dividend receivable                                                             (132,668)                     (44,003)
    Other assets                                                                    (705,978)                    (269,970)
 Increase (Decrease) in:
    Accounts payable and accrued expenses                                            488,632                      215,094
    Due to affiliates                                                                 23,861                      (10,430)
    Other liabilities                                                                977,697                      246,672
                                                                -----------------------------     ------------------------

         Net cash flows from operating activities                                  9,790,334                    9,658,826
                                                                -----------------------------     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold                                 14,823,087                   28,516,320
   Acquisition of real estate investment trust                                   (15,392,386)                 (20,709,134)
   Acquisition of real estate property                                           (14,489,044)                           0
   Additions to real estate property                                              (2,809,093)                  (3,343,643)
   Additions to real estate partnership                                                    0                       (7,061)
   Sale of marketable securities, net                                              4,916,494                       94,924
                                                                -----------------------------     ------------------------

         Net cash flows from investing activities                                (12,950,942)                   4,551,406
                                                                -----------------------------     ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on mortgage loan payable                                        (275,413)                     (70,329)
 Withdrawals by partners                                                                   0                   (8,000,000)
 Distributions to minority interest partners                                         (21,153)                           0
 Contributions from minority interest partners                                       882,831                      155,070
                                                                -----------------------------     ------------------------

         Net cash flows from financing activities                                    586,265                   (7,915,259)
                                                                -----------------------------     ------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (2,574,343)                   6,294,973

CASH AND CASH EQUIVALENTS - Beginning of period                                   10,543,821                   13,972,669
                                                                -----------------------------     ------------------------

CASH AND CASH EQUIVALENTS - End of period                                         $7,969,478                  $20,267,642
                                                                =============================     ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the nine months for interest                                   $1,224,853                     $530,893
                                                                =============================     ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING ACTIVITY:
  Assumption of mortgage loans payable                                           $19,339,754                           $0
                                                                =============================     ========================


              THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                             SCHEDULE OF INVESTMENTS

                                                          SEPTEMBER 30, 2001   (UNAUDITED)            DECEMBER 31, 2000
                                                      --------------------------------------    -----------------------------
                                                                                 ESTIMATED                        ESTIMATED
                                                                                  MARKET                           MARKET
                                                             COST                 VALUE            COST            VALUE
                                                      -----------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS - PERCENT OF NET ASSETS                                   92.1%                            78.6%
Location              Description
-----------------------------------------------------------------------------------------------------------------------------

Lisle, IL             Office Building                     $22,567,838           $14,499,988      $22,267,422     $14,134,722
Atlanta, GA           Garden Apartments                    15,637,634            17,955,642       15,667,354      17,800,002
Roswell, GA           Retail Shopping Center               32,569,270            26,599,960       32,533,052      26,874,838
Bolingbrook, IL       Warehouse                             9,012,838             6,600,000        9,012,838       6,664,810
Raleigh, NC           Garden Apartments                    15,932,678            17,073,440       15,847,460      17,200,000
Nashville, TN         Office Building                       9,937,984            10,708,272        9,657,787      10,396,565
Oakbrook Terrace, IL  Office Complex                       13,514,253            14,176,535       13,021,251      12,716,910
Beaverton, OR         Office Complex                       11,701,086            11,198,861       11,225,040      10,623,809
Salt Lake City, UT    Industrial Building                   6,284,341             5,911,062        5,640,709       5,900,050
Aurora, CO            Industrial Building                  10,131,518             9,900,000       10,131,358       9,800,714
Brentwood, TN         Office Complex                        9,609,133             8,900,000        9,609,133       9,600,675
Jacksonville, FL      Garden Apartments                    19,659,470            20,400,000       19,135,546      20,500,000 *
Gresham/Salem, OR     Garden Apartments                    18,807,132            18,700,000                -               - *
Hampton, VA           Retail Shopping Center               15,021,661            16,000,000                -               - *
                                                      -----------------------------------------------------------------------
                                                         $210,386,836          $198,623,760     $173,748,950    $162,213,095
                                                      =======================================================================

REAL ESTATE PARTNERSHIP - PERCENT OF NET ASSETS                                         2.9%                             2.6%
LOCATION                              DESCRIPTION
-----------------------------------------------------------------------------------------------------------------------------

                                                      -----------------------------------------------------------------------
Kansas City, KS; MO   Retail Shopping Center               $6,466,007            $6,343,784       $5,985,783      $5,445,528
                                                      =======================================================================


* Real estate partnerships accounted for by the consolidated method.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30, 2001
                                                                        ---------------------------------------------
                                                                                                       ESTIMATED
                                                                                                         MARKET
                                                                                  COST                    VALUE
                                                                        ---------------------------------------------
REAL ESTATE INVESTMENT TRUSTS (PERCENT OF NET ASSETS)                                                       16.5%
---------------------------------------------------------------------------------------------------------------------
AMB Property Coporation (40,000 Shares)                                         $957,388                 $980,000
Alexandria Real Est Equities (20,000 Shares)                                     740,996                  789,000
Apartment Invt & Mgmt Co.- Class A (38,900 Shares)                             1,673,578                1,760,614
Archstone Communities Trust (25,000 Shares)                                      592,187                  652,500
Avalonbay Communities Inc (15,000 Shares)                                        683,899                  716,250
Boston Properties Inc (56,500 Shares)                                          2,218,203                2,154,345
CBL & Associates Prop (25,800 Shares)                                            616,548                  703,050
Carramerica Realty (26,000 Shares)                                               787,948                  778,960
Centerpoint Properties Corp (13,100 Shares)                                      448,897                  625,525
Chelsea Property Group Inc (10,000 Shares)                                       520,492                  454,500
Crescent Real Estate Eqt Co (35,000 Shares)                                      779,432                  750,750
Duke Realty Corp (47,000 Shares)                                               1,070,319                1,113,430
Equity Office Properties Trust (149,788 Shares)                                4,345,150                4,793,216
Equity Residential Property Trust (40,000 Shares)                              1,987,246                2,336,000
Essex Property Trust Inc (15,000 Shares)                                         593,700                  736,500
First Industrial Realty Trust (37,300 Shares)                                  1,177,461                1,119,000
General Growth Properties (32,000 Shares)                                      1,087,065                1,112,640
Glimcher Realty Trust (45,400 Shares)                                            730,226                  734,572
Health Care REIT Inc (15,000 Shares)                                             347,700                  378,000
Host Marriott Corp (120,000 Shares)                                            1,297,692                  846,000
Innkeepers USA Trust (55,000 Shares)                                             563,875                  495,000
Kimco Realty (18,000 Shares)                                                     755,522                  873,900
Liberty Property LP (35,000 Shares)                                              899,562                1,004,150
Mission West Properties (43,900 Shares)                                          341,413                  526,800
Parkway Properties Inc (22,000 Shares)                                           688,820                  715,000
Prentiss Properties Trust (43,400 Shares)                                      1,120,486                1,193,500
Prologis Trust (27,500 Shares)                                                   567,691                  580,250
Rouse Company (14,500 Shares)                                                    410,905                  350,465
SL Green Realty Corp (26,400 Shares)                                             763,432                  832,128
Senior Housing Properties Trust (30,000 Shares)                                  413,022                  403,500
Shurgard Storage Centers (20,000 Shares)                                         478,500                  602,800
Simon Property Group Inc (35,000 Shares)                                         806,557                  941,850
Taubman Centers Inc (30,000 Shares)                                              411,890                  375,000
United Dominion Realty Trust (40,000 Shares)                                     561,928                  571,200
Ventas Inc. (60,000 Shares)                                                      515,828                  651,000
Vornado Realty Trust (32,300 Shares)                                           1,123,569                1,282,310
Apartment Invt & Mgmt Co. - Preferred Stock (10,000 Shares)                      212,844                  243,500
Public Storage Inc. - Preferred Stock (20,000 Shares)                            454,331                  525,000
                                                                        -----------------       ------------------
TOTAL REAL ESTATE INVESTMENT TRUSTS                                          $33,746,302              $35,702,205
                                                                        =================       ==================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                    DECEMBER 31, 2000
                                                              -------------------------------------------
                                                                                          ESTIMATED
                                                                                            MARKET
                                                                    COST                    VALUE
                                                              -------------------------------------------
REAL ESTATE INVESTMENT TRUSTS - PERCENT OF NET ASSETS                                              17.1%
-----------------------------------------------------------------------------------------------------------
Alexandria Real Est Equities (5,000 shares)                            $181,188                 $185,938
AMB Property Corporation (30,000 shares)                                706,770                  774,375
AMLI Residential Properties (30,000 shares)                             706,800                  740,625
Apartment Inv & Mgmt Co, Class A (28,900 shares)                      1,218,828                1,443,194
Archstone Communities Trust (25,000 shares)                             592,188                  643,750
Avalonbay Communities Inc (15,000 shares)                               683,900                  751,875
Boston Properties Inc (25,000 shares)                                   995,339                1,087,500
Brandywine Realty Trust (15,000 shares)                                 321,338                  310,313
CBL & Associates Prop (30,800 shares)                                   741,988                  779,625
Cabot Industrial Trust (40,000 shares)                                  820,726                  767,500
Centerpoint Properties Corp. (18,600 shares)                            632,302                  878,850
Cousins Properties (20,000 shares)                                      551,200                  558,750
Crescent Real Estate Eqt Co (25,000 Shares)                             565,563                  556,250
Duke - Weeks Realty Corporation (47,000 shares)                       1,070,320                1,157,375
Equity Office Properties Trust (77,400 shares)                        2,215,533                2,525,175
Equity Residential Property Trust  (30,000 shares)                    1,450,732                1,659,375
Essex Property Trust, Inc (15,000 shares)                               593,700                  821,250
First Industrial Realty Trust (25,000 shares)                           781,100                  850,000
Franchise Finance Cp Amer (51,300 shares)                             1,228,281                1,195,931
Gables Residential Trust (25,000 shares)                                632,750                  700,000
General Growth Properties (22,000 shares)                               714,894                  796,125
Highwoods Properties Inc (30,000 shares)                                758,832                  746,250
Host Marriot Corp (105,000 shares)                                    1,114,575                1,358,438
Innkeepers USA Trust (50,000 shares)                                    512,375                  553,125
IRT Property (45,000 shares)                                            406,395                  365,625
Kilroy Realty Corp. (30,000 shares)                                     746,886                  856,875
Kimco Realty (15,000 shares)                                            612,612                  662,813
Liberty Property LP (35,000 shares)                                     899,563                  999,688
Macerich Co (30,000 shares)                                             670,490                  575,625
MeriStar Hospitality Corp (37,500 shares)                               636,151                  738,281
Mission West Properties (88,200 shares)                                 697,122                1,223,775
Parkway Properties Inc (25,000 shares)                                  782,750                  742,188
Public Storage Inc (5,000 shares)                                       113,763                  121,563
Reckson Assoc Realty Corp. (32,500 shares)                              805,150                  814,531
Regency Realty Corp (25,000 shares)                                     576,600                  592,188
Saul Centers Inc (1,700 shares)                                          29,085                   31,663
Shurgard Storage Centers (20,000 shares)                                478,500                  488,750
Simon Property Group Inc (45,000 shares)                              1,032,357                1,080,000
Spieker Properties (27,000 shares)                                    1,197,078                1,353,375
Summit Properties Inc (12,000 shares)                                   292,832                  312,000
Vornado Realty Trust (29,800 shares)                                  1,028,569                1,141,713
Washington Reit (40,000 shares)                                         759,220                  945,000
Public Storage Inc, Preferred Stock (15,000 shares)                     340,569                  337,500
                                                              ------------------      -------------------
TOTAL REAL ESTATE INVESTMENT TRUSTS                                 $31,896,908              $35,224,737
                                                              ==================      ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                               SEPTEMBER 30, 2001          (UNAUDITED)
                                                              --------------------------------------------------------------
                                                                                                            NET ESTIMATED
                                                                 FACE AMOUNT              COST              MARKET VALUE
                                                              ------------------    -----------------     ------------------
MARKETABLE SECURITIES (Percent of Net Assets)                                                                          0.0%

                                                                              -                    -                      -
                                                              ------------------    -----------------     ------------------

TOTAL MARKETABLE SECURITIES                                                  $0                   $0                     $0
                                                              ==================    =================     ==================

CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                                      3.7%

Aloca Inc., 3.10%, October 2, 2001                                     $499,000             $498,742               $498,742
Textron Finl Corp., 3.52%, October 2, 2001                              467,000              465,767                465,767
May Department Stores Co., 3.50%, October 5, 2001                       425,000              423,141                423,141
Nike Inc., 2.50%, October 9, 2001                                       299,000              298,626                298,626
Merck & Co Inc., 3.00%, October 11, 2001                                299,000              298,651                298,651
Dupont Ei De Nemours., 2.70%, October 12, 2001                          500,000              499,325                499,325
Dow Chem Co., 3.00%., October 15, 2001                                  500,000              498,875                498,875
Schering Corp., 3.50%, October 17, 2001                                 150,000              149,577                149,577
Paccar Financial Corp., 2.43%, October 18, 2001                         300,000              299,433                299,433
General RE Corp., 2.65%, October 25, 2001                               500,000              498,859                498,859
Hershey Foods Corp., 2.60%, October 26, 2001                            500,000              498,989                498,989
General Electric Cap Corp., 3.00%, October 31, 2001                     256,000              255,083                255,083
Salomon Smith Barney Hldgs Inc., 2.53%, November 5, 2001                500,000              498,524                498,524
                                                              ------------------    -----------------     ------------------
TOTAL CASH EQUIVALENTS                                               $5,195,000           $5,183,592             $5,183,592

CASH                                                                  2,785,886            2,785,886              2,785,886
                                                              ------------------    -----------------     ------------------
TOTAL CASH AND CASH EQUIVALENTS                                      $7,980,886           $7,969,478             $7,969,478
                                                              ==================    =================     ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                       DECEMBER 31, 2000
                                                                --------------------------------------------------------------
                                                                                                                ESTIMATED
                                                                   FACE AMOUNT              COST               MARKET VALUE
                                                                ------------------   ------------------     ------------------
MARKETABLE SECURITIES - Percent of Net Assets                                                                            2.4%

Associates First Capital B.V., 6.55%, January 29, 2001                   $699,000             $687,681               $687,681
New Center Asset Trust, 6.52%, January 30, 2001                         1,614,000            1,587,692              1,587,692
Lasalle National Bank, 6.71%, February 1, 2001                            969,000              968,792                968,959
B-One Australia Ltd., 6.55%, February 13, 2001                          1,700,000            1,672,163              1,672,163
                                                                ------------------   ------------------     ------------------

TOTAL MARKETABLE SECURITIES                                            $4,982,000           $4,916,327             $4,916,494
                                                                ==================   ==================     ==================

CASH AND CASH EQUIVALENTS - PERCENT OF NET ASSETS                                                                        5.1%

J.P. Morgan & Co, 6.55%, January 2, 2001                                 $546,000             $545,603               $545,603
Alcoa Inc., 6.55%, January 4, 2001                                        634,000              633,193                633,193
Merrill Lynch & Co., 6.53%, Inc., January 10, 2001                        300,000              299,347                299,347
Bankamerica Corp., 6.55%, January 11, 2001                                680,000              678,020                678,020
General Motors Acceptance Corp., Inc., 6.60%, January 17, 2001            600,000              597,910                597,910
Paccar Financial Corp., 6.67%, January 18, 2001                           661,000              657,693                657,693
General Electric Capital Corp., 6.55%, January 22, 2001                   700,000              691,085                691,085
Countrywide Home Loans, 6.60%, January 25, 2001                           560,000              556,201                556,201
Duke Energy Corp., 6.50%, January 25, 2001                                682,000              678,552                678,552
Caterpillar Financial Svcs Corp., 6.50%, January 26, 2001                 625,000              621,727                621,727
Verizon Global Funding Corp., 6.55%, January 26, 2001                     500,000              496,179                496,179
Ciesco L.P., 6.54%, January 30, 2001                                    1,675,000            1,652,178              1,652,178
Eastman Kodak Co., 6.53%, February 9, 2001                                800,000              787,230                787,230
                                                                ------------------   ------------------     ------------------

TOTAL CASH EQUIVALENTS                                                  8,963,000            8,894,919              8,894,919

CASH                                                                    1,648,902            1,648,902              1,648,902
                                                                ------------------   ------------------     ------------------

TOTAL CASH AND CASH EQUIVALENTS                                       $10,611,902          $10,543,821            $10,543,821
                                                                ==================   ==================     ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2000 Annual Report on Form 10K.

NOTE 2:  COMMITMENT FROM PARTNER

In 1986, the Prudential Insurance Company of America ("Prudential") committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Prudential Variable Contract Real Property Partnership ("Partnership") under this commitment were utilized for property acquisitions, and returned to Prudential on an ongoing basis from the contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $216 million in net assets, the commitment has been automatically reduced to $80 million. As of September 30, 2001, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.

 NOTE 3:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2001 and 2000 investment management fees incurred by the Partnership were $2,034,904 and $2,020,562 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the nine months ended September 30, 2001 and 2000 were $87,472 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

NOTE 4: SUBSEQUENT EVENTS

On October 22, 2001, the Partnership distributed $18 million to the partners.

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

(a) LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $8.0 million, a decrease of $7.5 million from December 31, 2000. This decrease was due primarily to the acquisition of real estate investments as described below. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT shares.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At September 30, 2001, 3% of the Partnership's assets consisted of cash, cash equivalents and marketable securities. Investments in shares of publicly-traded real estate investment trusts (REITs) provide the Partnership an additional level of liquidity. At September 30, 2001, 14% of the Partnership's assets consisted of such REIT holdings.

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus with $216 million in net assets, the commitment has been automatically reduced to $80 million. As of September 30, 2001, Prudential's equity interest in the Partnership, on a cost basis, under this commitment was $44 million. Prudential does not intend to make any contributions during the 2001 fiscal year and will begin to phase out this commitment over the next several years.

The Partnership made $22 million in distributions to the Partners during 2000, and on October 22, 2001, the Partnership made an $18 million distribution to the partners. Distributions made to the Partners during 2001 were based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

The Partnership has completed two real estate acquisitions during the year. A controlling interest in a portfolio of four apartment complexes based in Gresham and Salem, OR, was acquired in February. This portfolio consists of 492 units containing a total of 419,487 rentable square feet. The acquisition was financed by contributions of $8.6 million from the Partnership, $0.5 million from the partner, and the assumption of a $9.0 million mortgage loan. Also, in May, the Partnership acquired a controlling interest in a 154,540 square foot retail center based in Hampton, VA. The acquisition was financed by contributions of $4.0 million from the Partnership, $0.4 million from the partner, and the assumption of a $10.3 million mortgage loan. During the first nine months of 2001, the Partnership also spent approximately $2.8 million in capital expenditures. Approximately $0.5 million was associated with renovation costs pertaining to the apartment complex located in Jacksonville, FL. The balance was associated with leasing activity at the office properties located in Beaverton, OR; Lisle, IL; Brentwood, TN; Oakbrook Terrace, IL; and the industrial property located in Salt Lake City, UT.

(b) RESULTS OF OPERATIONS

The following is a brief year-to-date and quarterly comparison of the Partnership's results of operations for the periods ended September 30, 2001 and 2000.

SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income and realized and unrealized gains or losses by investment type.

                                            NINE MONTHS ENDED SEPTEMBER 30,    QUARTER ENDED SEPTEMBER 30,
                                                  2001          2000                2001          2000
                                            -------------  ----------------    ------------  ------------
NET INVESTMENT INCOME:
Office properties                              $3,416,231     $4,174,180         $1,288,668    $1,261,021
Apartment complexes                             3,034,289      2,545,173            903,228       845,424
Retail property                                 2,352,800      2,129,555            873,742       701,637
Industrial properties                             288,295      1,056,304             63,774       286,091
Equity in income of real estate partnership       480,224        658,905             91,188       338,729
Dividend income from real
  estate investment trust                       1,854,282      1,162,185            678,823       382,270
Other (including interest income,
  investment mgt fee, etc.)                    (2,002,939)    (1,565,308)          (604,063)     (388,929)

                                            -------------  ----------------    ------------  ------------
TOTAL NET INVESTMENT INCOME                    $9,423,182    $10,160,994         $3,295,360    $3,426,243
                                            -------------  ----------------    ------------  ------------
NET UNREALIZED (LOSS) GAIN ON INVESTMENTS:

Office properties                                $461,274    ($2,499,791)       ($1,510,387)    ($189,271)
Apartment complexes                              (397,551)       609,699           (189,001)       91,624
Retail property                                   186,497       (263,389)           462,705      (217,769)
Industrial properties                            (598,304)    (1,335,721)          (232,780)     (200,000)
Interest in partnerships                          418,032        162,866            254,526      (102,912)
Real estate investment trusts                    (307,922)     1,216,721         (2,267,174)    1,105,047
                                            -------------  ----------------    ------------  ------------
                                                 (237,974)    (2,109,615)        (3,482,111)      486,719
                                            -------------  ----------------    ------------  ------------

                                          NINE MONTHS ENDED SEPTEMBER 30,        QUARTER ENDED SEPTEMBER 30,
                                              2001             2000                   2001           2000
                                          --------------  ---------------       --------------  ------------
NET REALIZED GAIN ON INVESTMENTS

Office properties                                    -               -                    -               -
Apartment complexes                                  -               -                    -               -
Industrial properties                                -               -                    -               -
Interest in partnerships                             -               -                    -               -
Real estate investment trust                   216,087       2,602,805              232,013         438,494
                                          --------------  ---------------       --------------  ------------
                                               216,087       2,602,805              232,013         438,494
                                          --------------  ---------------       --------------  ------------

NET REALIZED AND UNREALIZED (LOSS)
                                          --------------  ---------------       --------------  ------------
 GAIN ON INVESTMENTS                          ($21,887)       $493,190          ($3,250,098)       $925,213
                                          ==============  ===============       ==============  ============

The Partnership's net investment income for the nine months ended September 30, 2001 was $9.4 million, a decrease of $0.7 million from the corresponding period in the prior year. This decrease was primarily due to the office property located in Morristown, NJ, which was sold on October 26, 2000.

Equity in income of real estate partnership was $0.5 million for the first nine months of 2001, a decrease of $0.2 million, or 27.1%, from $0.7 million in the corresponding period in 2000. Equity in income of real estate partnership was $0.1 million for the third quarter of 2001, a decrease of $0.2 million, or 73.1%, from $0.3 million in the corresponding quarter in 2000. The decrease is primarily due to an increase in expenses at the retail portfolio located in Kansas City, KS and MO when compared to the prior year.

Dividend income from real estate investment trusts amounted to approximately $1.9 million for the nine months ended September 30, 2001, an increase of approximately $0.7 million, or 59.6%, from approximately $1.2 million in the corresponding period in 2000. Dividend income from real estate investment trusts amounted to approximately $0.7 million for the quarter ended September 30, 2001, an increase of approximately $0.3 million, or 77.6%, from approximately $0.4 million in the corresponding quarter in 2000. This increase was primarily due to an increase in the amount invested in REIT stocks subsequent to the 3rd quarter 2000.

Interest on short-term investments decreased approximately $0.6 million or 63.4% for the nine months ended September 30, 2001 due primarily to a significantly lower average cash balance compared to the corresponding period in 2000. Cash, cash equivalents, and marketable securities maintained during the first nine months of 2001 averaged approximately $9.6 million when compared to the first nine months of 2000 when the average was approximately $20.0 million.

Interest on short-term investments decreased approximately $0.2 million or 68.5% for the quarter ended September 30, 2001, also due primarily to a significantly lower average cash balance during the quarter ended September 30, 2001 compared to the corresponding period in 2000.

Administrative expense increased $0.2 million, or 32.5%, in the third quarter of 2001 compared to the corresponding quarter in 2000. This increase was primarily due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

Operating expense increased $0.4 million, or 13.6%, in the first nine months of 2001 compared to the corresponding period in 2000, and it increased $0.3 million, or 28.8%, in the third quarter of 2001 compared to the corresponding quarter in 2000. These increases were primarily due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

Interest expense increased $0.7 million, or 130.7%, in the first nine months of 2001 compared to the corresponding period in 2000, and it increased $0.3 million, or 180.5%, in the third quarter of 2001 compared to the corresponding quarter in 2000. These increases were primarily due to the Partnership's assumption of a $9.0 million and a $10.3 million mortgage loan in conjunction with the acquisition of a controlling interest in the two investments discussed previously.

Minority interest in consolidated partnerships increased $0.1 million, or 1,208.8%, for the nine months ended September 30, 2001, and it increased $0.05 million, or 92.4%, for the quarter ended September 30, 2001, when compared to the corresponding periods last year. These increases were due to the Partnership's acquisition of a controlling interest in the retail center located in Hampton, VA during the second quarter of 2001.

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $0.8 million, or 18.2%, for the nine months ended September 30, 2001 when compared to the corresponding period in 2000. This was primarily due to the sale of the Morristown, NJ office center in October 2000.

The five office properties owned by the Partnership experienced a net unrealized gain of approximately $0.5 million during the first nine months of 2001. The largest increase, or $0.9 million, was due to the office property located in Oakbrook Terrace, IL. This unrealized gain was attributable to the signing of two new leases, which will bring the leased area from 55% to 79%. The Beaverton, OR and the Lisle, IL office properties also experienced a net unrealized gain of approximately $0.1 million each primarily due to stable long-term leases that occupy a majority of the building, and an increase in occupancy. One of the Brentwood, TN experienced a net unrealized loss of approximately $0.7 million primarily due to the near-term expiration and expected move-out of the single tenant at the property in June 2002.

The six office properties owned by the Partnership experienced a net unrealized loss of approximately $2.5 million during the first nine months of 2000. The largest share (52%) of the net unrealized loss experienced during the first nine months of 2000 was primarily due to the office property located in Oakbrook Terrace, IL. This approximate $1.3 million value decrease was due to a lease termination associated with 45% of the space and weaker market conditions. The Beaverton, OR and Brentwood, TN office properties also experienced net unrealized losses of approximately $0.5 million each primarily due to capital expenditures on the properties that were not reflected as an increase in market value.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $1.5 million during the third quarter of 2001, due to the office property located in Brentwood, TN for the reason discussed above. Also the other Brentwood, TN office property experienced a net unrealized loss for the third quarter of 0.5 million because of the perceived increase in risk associated with the financial uncertainty of the anchor tenant.

Occupancy at one of the Brentwood, TN office properties increased from 59% at September 30, 2000 to 73% at September 30, 2001, while occupancy at the other Brentwood, TN location remained unchanged at

100%. Occupancy at the Lisle, IL office property increased from 87% at September 30, 2000 to 100% at September 30, 2001. Occupancy at the Beaverton, OR property increased from 95% at September 30, 2000 to 100% at September 30, 2001. Occupancy at the Oakbrook Terrace, IL property increased from 55% at September 30, 2000 to 79% at September 30, 2001. As of September 30, 2001 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $3.0 million for the first nine months in 2001, an increase of $0.5 million, or 19.2%, when compared to the corresponding period in 2000. This increase was primarily due to the acquisition of the controlling interest in the apartment complex portfolio located in Gresham and Salem, OR.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.4 million in the first nine months of 2001 compared to a net unrealized gain of $0.6 million in the first nine months of 2000. The majority of the unrealized loss experienced in 2001 was primarily due to the Jacksonville, FL apartment complex which experienced a decrease in value due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates. The largest share ($0.3 million) of the unrealized gain for 2000 was experienced by the apartment complex located in Atlanta, GA due to increases in rental rates and stabilized occupancy. The apartment complex located in Raleigh, NC also experienced a net unrealized gain of $0.2 million due to increases in rental rates.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.2 million in the third quarter of 2001 compared to a net unrealized gain of $0.1 million in the third quarter of 2000. The unrealized loss for the third quarter of 2001 was primarily due to the apartment complex in Raleigh, NC, which is experiencing softening market conditions, that resulted in decreased rent expectations. The majority of the unrealized gain in 2000 was experienced by the Raleigh, NC property due to increases in rental rates as discussed previously.

The occupancy at the Raleigh, NC and Atlanta, GA complexes decreased from 96% at September 30, 2000 to 90% at September 30, 2001 and from 98% at September 30, 2000 to 94% at September 30, 2001, respectively. Occupancy at the apartment complex in Jacksonville, FL decreased from 92% at September 30, 2000 to 91% at September 30, 2001. Occupancy at the Gresham and Salem, OR apartment complexes averaged approximately 92% at September 30, 2001. As of September 30, 2001, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties located in Roswell, GA and Hampton, VA was approximately $2.4 million for the nine months ended September 30, 2001 and approximately $2.1 million for the nine months ended September 30, 2000. The increase is primarily due to the acquisition of a controlling interest in the 154,540 square foot retail center based in Hampton, VA. Net investment income for the Partnership's retail properties was approximately $0.9 million for the third quarter ended September 30, 2001 and approximately $0.7 million for the corresponding quarter in 2000.

The retail properties experienced a net unrealized gain of $0.2 million and a net unrealized loss of $0.3 million in the first nine months of 2001 and 2000, respectively. The unrealized gain in 2001 was due to the market value appraisal received on the newly acquired retail center located in Hampton, VA. The unrealized loss experienced in 2000 was due to the Roswell, GA property due to lower income projections, resulting primarily from lower income growth rate projections, coupled with capital expenditures that did not increase the market value of the property. The retail properties experienced a net unrealized gain of $0.5 million in the third quarter of 2001, due to the retail center based in Hampton, VA as discussed previously.

Occupancy at the shopping center located in Roswell, GA decreased from 96% at September 30, 2000 to 94% at September 30, 2001. The newly acquired retail center in Hampton, VA had occupancy of 99% at September 30, 2001. As of September 30, 2001, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the nine months ended September 30, 2001, income from the investment located in Kansas City, KS and MO amounted to $0.5 million, a decrease of 27.1% from $0.7 million at September 30, 2000. During the quarter ended September 30, 2001, income from this investment amounted to $0.1 million, a decrease of 73.1% from $0.3 million at September 30, 2000. The decrease is primarily due to an increase in expenses when compared to the prior year.

The equity investment experienced a net unrealized gain of $0.4 million and $0.2 million in the first nine months of 2001 and 2000, respectively. The unrealized gain of $0.4 million during the first nine months of 2001 was primarily due to the addition of a tenant that will provide a substantial amount of income to the center in rent and the addition of new space to house this tenant. This investment experienced a net unrealized gain of $0.3 million and a net unrealized loss of $0.1 million in the third quarter of 2001 and 2000, respectively. The unrealized gain in 2001 was due to the addition of the new tenant discussed previously, while the unrealized loss in 2000 was due to capital expenditures on the property that were not reflected as an increase in market value.

The retail portfolio located in Kansas City, KS and MO had an average occupancy of 95% at September 30, 2000, which decreased to 90% at September 30, 2001. As of September 30, 2001, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $1.1 million in the first nine months of 2000 to $0.3 million in the corresponding period in 2001. The majority of these decreases were due to decreased occupancy at the properties located in Bolingbrook, IL and Salt Lake City, UT. Net investment income from property operations for the industrial properties decreased from $0.3 million in the third quarter of 2000 to $0.1 million in the corresponding period in 2001. The majority of these decreases were the same as above. Even though the Salt Lake City, UT location increased occupancy for the quarter, the new tenant did not move in until the end of the quarter and there was a short-term, month-to-month tenant in the Bolingbrook, IL facility.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.6 million during the first nine months of 2001 compared to a net unrealized loss of approximately $1.3 million in 2000. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, UT industrial property. This loss of approximately $0.6 million was due to significant leasing costs associated with a new tenant.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $1.3 million for the nine months ended September 30, 2000. The majority of the decrease for 2000 was attributable to the Aurora, CO industrial property, which had a loss of approximately $0.7 million due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were incurred at the property, which were not reflected as an increase in market value. The industrial property located in Bolingbrook, IL experienced an unrealized loss of $0.6 million during the first nine months of 2000. This loss was due to the expiration of the single tenant lease with no replacement tenant being signed as of yet.

The occupancy at the Bolingbrook, IL property remained unchanged at 0% for both September 30, 2000 and 2001. The occupancy at the Salt Lake City, Utah property increased from 34% at September 30, 2000 to 77% at September 30, 2001. The Aurora, CO property's occupancy rate also remained an unchanged 75% at September 30, 2000 and 2001. As of September 30, 2001, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

During the first nine months of 2001, the Partnership's investment in REITS experienced an unrealized loss of $0.3 million compared to an unrealized gain of $1.2 million experienced during the first nine months of 2000. During the third quarter of 2001, the Partnership's investment in REITS experienced an unrealized loss of $2.3 million compared to an unrealized gain of $1.1 million experienced during the third quarter 2000. These changes in unrealized loss and gain reflect changes in the market value of REIT shares held by the Partnership.

OTHER

Other net investment income decreased approximately $0.4 million during the first nine months of 2001 when compared to the corresponding period in 2000. It decreased approximately $0.2 million during the third quarter 2001 when compared to the corresponding quarter in 2000. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The decreases discussed above were primarily due to interest income on short-term investments, which decreased primarily as a result of the Partnership maintaining a significantly lower cash balance when compared to the corresponding periods last year.

(c) INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects", "believes", "anticipates", "intends", "plans", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Partnership. There can be no assurance that future developments affecting the Partnership will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Partnership's products; and adverse litigation results. While the Partnership reassesses material trends and uncertainties affecting its financial position and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. Readers should consider the information referred to above when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 17.21% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at September 30, 2001:

                                                         ESTIMATED MARKET VALUE             AVERAGE
                                     MATURITY                (IN $ MILLIONS)             INTEREST RATE
                             -------------------------- -------------------------- --------------------------
Cash equivalents                    0-3 months                    $5.2                       2.90%
Short-term investments              3-12 months                    $0                         0%

The table below discloses the Partnership's fixed and variable rate debt as of September 30, 2001. Approximately $19.1 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of this instrument is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of September 30, 2001 was 7.915%.


September 30, 2001

DEBT (IN $ THOUSANDS),          10/1/2001 -                                                            ESTIMATED
INCLUDING CURRENT PORTION       12/31/2001      2002     2003    2004     2005  THEREAFTER    TOTAL    FAIR VALUE
-------------------------       ----------      ----     ----    ----     ----  ----------    -----    ----------
Fixed Rate                          $154        $536     $577    $619     $665    $16,575    $19,126    $19,617
Average Interest Rate              7.376%      7.437%   7.449%  7.471%   7.491%     6.750%     6.950%
Variable Rate                        $22         $90      $98    $104     $114     $9,603    $10,031    $10,031

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

                          PRUCO LIFE INSURANCE COMPANY
                                  in respect of
                               Pruco Life Variable
                         Contract Real Property Account
                                  (Registrant)
          ------------------------------------------------------------



Date:  NOVEMBER 14, 2001        By: /s/
     ------------------------      ---------------------------

                                   Andrew J. Mako
                                   Executive Vice President






Date: NOVEMBER 14, 2001         By: /s/
     ------------------------      ---------------------------

                                   William J. Eckert, IV
                                   Vice President and Chief Accounting Officer