Form 10-K
period 2001-12-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2002-04-02
CIK 801348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


COMMISSION FILE NUMBER 33-86780


                          PRUCO LIFE INSURANCE COMPANY

                                  IN RESPECT OF

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
             -------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            ARIZONA                                 22-1944557
-----------------------------------     -----------------------------------
(STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
             -------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (800) 778-2255
             -------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                   YES [X]   NO [ ]

                          PRUCO LIFE VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX
ITEM                                                                      PAGE
 NO.                                                                       NO.
----                                                                      ----
        COVER PAGE

        INDEX                                                               2

PART I

    1.  BUSINESS                                                            3

    2.  PROPERTIES                                                          5

    3.  LEGAL PROCEEDINGS                                                   5

    4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 5

PART II

    5.  MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED
        SECURITY HOLDER MATTERS                                             6

    6.  SELECTED FINANCIAL DATA                                             6

    7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           7

   7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         18

    8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        19

    9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                           19

PART III

   10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 20

   11.  EXECUTIVE COMPENSATION                                             21

   12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     21

   13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     21

PART IV

   14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   22

        EXHIBIT INDEX                                                      22

        SIGNATURES                                                         24

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


The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through an agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.


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

          Office Properties - The Partnership owns office properties in Lisle and Oakbrook Terrace, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 482,000 of which 89% or 431,000 square feet are leased between 1 and 10 years. The Partnership's Morristown, New Jersey property, which had approximately 85,000 square feet, was sold on October 26, 2000.

          Apartment Complexes - The Partnership owns apartment complexes in Atlanta, Georgia and Raleigh, North Carolina. There are a total of 490 apartment units available of which 82% or 403 units are leased. Leases range from month to month to one year. In addition, on September 17, 1999, the Partnership invested in an apartment complex located in Jacksonville, FL. This joint venture investment has a total of 458 units available of which 402 units or 88% are occupied. Leases range from month-to-month to one year. Also, on February 15, 2001, the Partnership invested in four apartment complexes located in Gresham/Salem, OR. This joint venture investment has a total of 492 units available of which 458 units or 93% are occupied. Leases range from month-to-month to one year.

          Retail Property - The Partnership owns a shopping center in Roswell, Georgia. The property is located approximately 22 miles north of downtown Atlanta on a 30 acre site. The square footage is approximately 316,000 of which 92% or 293,000 square feet is leased between 1 and 10 years. On September 30, 1999 the Partnership invested in a retail portfolio located in the Kansas City, MO and KS areas. This joint venture investment has approximately 488,000 of net rentable square feet of which 90% or 440,000 square feet is leased between 1 and 20 years. In addition, on May 17, 2001, the Partnership invested in a retail center located in the Hampton, VA. This joint venture investment has approximately 155,000 of net rentable square feet of which 100% or 155,000 square feet is leased between 1 and 20 years.

          Industrial Properties - The Partnership owns warehouses and distribution centers in Bolingbrook, Illinois; Aurora, Colorado; and Salt Lake City, Utah. Total square footage owned is approximately 685,000 of which 83% or 569,000 square feet are leased between 1 and 10 years.

          Investment in Real Estate Trust - The Partnership liquidated its entire investment in REIT shares during December 2001.


The Partnership's investments are maintained so as to meet the diversification requirements set forth in Treasury Regulations issued pursuant to Section 817(h) of the Internal Revenue Code relating to the investments of variable life insurance and variable annuity separate accounts. Section 817(h) requires, among other things, that the partnership will have no more than 55% of the assets invested in any one investment, no more than 70% of the assets will be invested in any two investments, no more than 80% of the assets will be invested in any three investments, and no more than 90% of the assets will be invested in any four investments. To comply with requirements of the State of Arizona, the Partnership will limit additional investments in any one parcel or related parcels to an amount not exceeding 10% of the Partnership's gross assets as of the prior fiscal year.


For information regarding the Partnership's investments, operations, and other significant events, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

REAL ESTATE MARKET
The real estate sector certainly felt the effects of the slowing US economy during the fourth quarter. The decline in demand for space pushed vacancy rates up and adversely affected both rents and prices. The hotel sector was hit hardest and continues to suffer due to demand uncertainty, while the office and industrial sectors weakened as vacancy rates rose, sharply in some markets where technology had been a main driver of growth. Unlike the market downturn a decade ago, however, a large portion of the vacant office space is sublease space which continues to pay rent and should be absorbed relatively quickly once the economy begins to recover. Investors continued their interest in apartments to take advantage of their stabilizing attributes. Overall, private institutional real estate investment, as measured by the NCREIF Index, produced total returns of around 7.41% for the year with a total return of 0.74% in the fourth quarter. The REIT market, as measured by the Morgan Stanley REIT Index (RMS), finished the year strong registering a total return of 12.8%. In all, both private and public equity real estate performed much better than most other investment sectors, helping to fulfill their role as a hedge against market uncertainty.

OFFICE MARKET

Deterioration in office market conditions continued in the fourth quarter of 2001. According to Torto Wheaton Research (TWR), the average vacancy rate rose to 13.60% in the fourth quarter, up from 12.50% in the third quarter. The average vacancy rate in downtown areas rose to 10.4%, up from 9.8% as of third quarter. The suburban markets were hit even harder, with the average vacancy rate rising to 15.3% in the fourth quarter, up 1.5% from the third quarter.

Based on data from the NCREIF office index, private investment in US office real estate returned 0.04% during the fourth quarter of 2001, down from 1.49% in the third quarter. The current quarter's return was composed of 2.11% income and -2.06% value loss. The one-year total return for the sector was 6.36%. The total returns for CBD and suburban properties continued to diverge during the fourth quarter with suburban properties witnessing a decline of 0.09% while CBD properties returned 0.28%.

INDUSTRIAL MARKET

The trends in the industrial market were similar to those in the office market. TWR estimates that the overall availability rate for industrial space as of fourth quarter 2001 was 9.6%, up from 9.0% in the previous quarter, and 6.7% one-year prior.

The total return for the industrial sector dropped to 1.18% in the fourth quarter, down from 2.01% in the third quarter. The one-year return for the sector was 9.40%, finishing second to apartment sector. The best performing industrial subtype in the fourth quarter was flex, with a total return of 1.84%, followed by the warehouse subtype with a return of 1.44%. The R&D subtype lagged in the fourth quarter, with a total return of -1.78%.

APARTMENT MARKET

M/PF Research reports that the third quarter 2001 average occupancy rate among US apartments was 95.5%, down 0.6% from the second quarter estimate. They report that national same-unit rent growth was 1.8% during the one-year period ending in the third quarter 2001.

According to the NCREIF apartment subindex, private investment in apartments returned 1.64% during the fourth quarter of 2001, down from a 2.25% return in the third quarter. Of the fourth quarter's total return, 1.90% was from income and -0.26% was appreciation. The one-year return for the sector in 2001 was 9.47%, the best of all property type sectors. High-rise apartment properties returned 0.25% in the fourth quarter, underperforming garden properties (1.77%) and low-rise properties (2.89%).

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

As of December 31, 2001, there were approximately 33,391 contract owners of record investing in the Real Property Account.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                             YEAR ENDED, DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                     2001              2000            1999            1998             1997
                                                    ------            ------          ------          ------           ------
RESULTS OF OPERATIONS:

TOTAL INVESTMENT INCOME                         $ 27,480,593      $ 26,387,938     $ 24,835,049    $ 27,163,552     $ 24,481,812
                                                ============      ============     ============    ============     ============

NET INVESTMENT INCOME                           $ 12,350,306      $ 13,638,117     $ 13,279,589    $ 15,833,513     $ 13,789,747

NET REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENT IN PARTNERSHIP               (2,547,749)        4,487,022      ( 7,217,046)      4,795,111       8,485,232
                                                ------------      ------------     ------------    ------------     ------------
NET INCREASE IN NET ASSETS
 RESULTING FROM OPERATIONS                       $ 9,802,557      $ 18,125,139     $  6,062,543    $ 20,628,624     $ 22,274,979
                                                ============      ============     ============    ============     ============

FINANCIAL POSITION:

                                                                              DECEMBER 31,
                                                --------------------------------------------------------------------------------
                                                     2001              2000            1999            1998             1997
                                                    ------            ------          ------          ------           ------
TOTAL ASSETS                                    $234,594,652      $221,512,296     $225,142,653    $244,249,272     $222,745,135
                                                ============      ============     ============    ============     ============


LONG TERM LEASE OBLIGATION                      $          0      $          0     $          0    $          0     $          0
                                                ============      ============     ============    ============     ============


MORTGAGE LOAN PAYABLE                           $ 28,994,521      $ 10,092,355     $ 10,184,662    $          0     $          0
                                                ============      ============     ============    ============     ============

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


(a)      LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Partnership's liquid assets consisting of cash, cash equivalents and marketable securities were $26.6 million, an increase of $
11.2 million from December 31, 2000. This increase was due primarily to the liquidation of the VAL REIT during the fourth quarter, offset by distributions to partners and the acquisition of real estate investments as described below. Sources of liquidity include net cash flow from property operations, interest from short-term investments, and dividends from REIT Shares.


The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash or short-term obligations. At December 31, 2001, 11.3% of the Partnership's assets consisted of cash and cash equivalents.


In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $198 million in net assets, the commitment has been automatically reduced to $90 million. As of December 31, 2001, Prudential's equity interest in the Partnership under this commitment, on a cost basis, was $44 million. Prudential does not intend to make contributions during the 2002 fiscal year and will begin to phase out this commitment over the next several years.


The Partnership made $22 million in distributions to the Partners during 2000, and on October 22,2001, the Partnership made an $ 18 million distribution to the partners. Distributions made to the Partners during 2001 were based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

The Partnership has completed two real estate acquisitions during the year. A controlling interest in a portfolio of four apartment complexes based in Gresham and Salem, OR, was acquired in February 2001. This portfolio consists of 492 units containing a total of 419,487 rentable square feet. The acquisition was financed by contributions of $8.6 million from the Partnership, $0.5 million from the joint venture partner, and the assumption of a $9.0 million mortgage loan by the joint venture partnership. Also, in May, the Partnership acquired a controlling interest in a 154,540 square foot retail center based in Hampton, VA. The acquisition was financed by contributions of $4.0 million from the Partnership, $0.4 million from the joint venture partner, and the assumption of a $10.3 million mortgage loan. During the twelve months of 2001, the Partnership also spent approximately $4.4 million in capital expenditures. Approximately $0.6 million was associated with the renovation costs pertaining to the apartment complex located in Jacksonville, FL. The balance was associated with leasing activity at the office properties located in Oakbrook Terrace, IL; Beaverton, OR; Brentwood, TN; Lisele, IL; and the industrial property located in Salt Lake City, UT. In addition, improvements were done to the retail center located in Roswell, GA.

(b) RESULTS OF OPERATIONS

The following is a brief year-to-date comparison of the Partnership's results of operations for the years ended December 31, 2001, 2000, and 1999.

2001 VS. 2000

The following table presents a year-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                 TWELVE MONTHS ENDED DECEMBER 31,
                                                     2001              2000
                                                 -----------       -----------
   NET INVESTMENT INCOME:

   Office properties                              $4,766,035        $5,356,934
   Apartment complexes                             3,735,912         3,446,245
   Retail property                                 2,950,333         2,772,438
   Industrial properties                             545,003         1,257,146
   Equity in income of real estate partnership       686,801           791,596
   Dividend income from real
     estate investment trust                       2,157,647        1,744,6111
   Other (including interest income,
     investment mgt fee,                          (2,491,425)       (1,730,853)
                                                 -----------       -----------
   TOTAL NET INVESTMENT INCOME                   $12,350,306       $13,638,117
                                                 ===========       ===========
   NET UNREALIZED (LOSS) GAIN ON
    REAL ESTATE INVESTMENTS:

   Office properties                                (777,380)        2,434,245
   Apartment complexes                               415,417         2,717,915
   Retail property                                   (94,504)         (264,300)
   Industrial properties                          (2,105,641)         (935,721)
   Interest in real estate partnership               226,024           140,614
   Real estate investment trusts                           0         2,618,815
                                                 -----------       -----------
                                                  (2,336,084)        1,843,078
                                                 -----------       -----------
   NET REALIZED (LOSS) GAIN ON
    REAL ESTATE INVESTMENTS:

   Office properties                                                   186,920
   Apartment complexes                                   -                  -
   Industrial properties                                 -
   Interest in real estate partnership                   -
   Real estate investment trust                     (211,665)        2,457,024
                                                 -----------       -----------
                                                    (211,665)        2,643,944
                                                 -----------       -----------

   NET REALIZED AND UNREALIZED
    (LOSS) GAIN ON REAL ESTATE INVESTMENTS       $(2,547,749)       $4,487,022
                                                 ===========       ===========

The partnership's net investment income for the twelve months ended December 31,2001 was $ 12.4 million, a decrease of $ 1.2 million from the corresponding period in the prior year. This decrease was primarily due to the sales of an office property located in Morristown, NJ in the fourth quarter of 2000.

Equity in income of real estate partnership was $0.7 million for the twelve months of 2001, a decrease of $0.1 million, or 13.2%, from $0.8 million in the corresponding period in 2000. The decrease is primarily due to a temporary decrease in rental rates at the retail portfolio located in Kansas City, KS and MO when compared to the prior year.

Dividend income from real estate investment trusts amounted to approximately $2.2 million for the twelve months ended December 31, 2001, an increase of $0.5 million or 23.7% from approximately $1.7 million in the corresponding period in 2000. This increase was primarily due to an increase in the amount invested in REIT stocks subsequent to the 3rd quarter 2000.

Interest on short-term investments decreased approximately $1.0 million or 76.9% for the twelve months ended December 31, 2001 due primarily to a significantly lower average cash balance compared to the corresponding period in 2000. Cash, cash equivalents, and marketable securities maintained during the twelve months ended 2001 averaged approximately $13.0 million when compared to the twelve months ended December 31, 2000 when the average was approximately $19.1 million.

Operating expenses increased $0.9 million or 21.4%, in the twelve months of 2001 compared to the corresponding period in 2000. These increase were primarily due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

Interest expense increased $1.0 million, or 142.2%, in the twelve months of 2001 compared to the corresponding period in 2000. These increase were primarily due to the Partnership's acquisition of a $9.0 million and a $10.3 million mortgage loan in conjunction with the acquisition of a controlling interest in the two investments discussed previously. Minority interest in consolidated increased $0.1 million, or 1,256.4%, for the twelve months ended December 31,2001. These increases were due to the Partnership's acquisition of a controlling interest in the two investments discussed previously.

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $0.6 million, or 11.0%, for the twelve months ended December 31,2001 when compared to the corresponding period in 2000. This was primarily due to the sale of the Morristown, NJ office center in October 2000.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $0.8 million during the twelve months of 2001. One of the Brentwood, TN properties experienced a net unrealized loss of approximately $0.7 million primarily due to the near-term expiration and expected move-out of the single tenant at the property in July 2002. The Beaverton, OR and the Lisle, IL office properties experienced a net unrealized loss of approximately $0.4 million and $0.2 million, respectively, primarily due to softening market conditions. Offsetting these unrealized losses was an unrealized gain of approximately $0.6 million at the office property located in Oakbrook Terrace, IL. This unrealized gain was attributable to the signing of two new leases, which brought the leased area from 55% to 79%.

The office properties owned by the Partnership experienced a net unrealized loss of approximately $2.4 million during 2000. During 2000, the Oakbrook Terrace, IL property decreased $1.6 million in value due to a lease termination associated with 45% of the space and weaker market conditions. One of the Brentwood, TN office properties also experienced a net unrealized loss of approximately $0.8 million primarily due to capital expenditures on the property that were not reflected as an increase in market value.

Occupancy at one of the Brentwood, TN office properties decreased from 95% at December 31, 2000 to 74% at December 31, 2001, while occupancy at the other Brentwood, TN location remained unchanged at 100%. Occupancy at the Lisle, IL office property increased from 88% at December 31, 2000 to 100% at December 31, 2001. Occupancy at the Beaverton, OR property remained unchanged at 100%. Occupancy at the Oakbrook Terrace, IL property decreased from 100% at December 31, 2000 to 79% at December 31, 2001. As of December 31, 2001 all vacant spaces were being marketed.

APARTMENT COMPLEXES

Net investment income from property operations for the apartment sector was $3.7 million for the twelve months ended December 31, 2001, an increase of $0.3 million, or 8.4%, when compared to the corresponding period in 2000. This increase was primarily due to the acquisition of the controlling interest in the apartment complex portfolio located in Gresham and Salem, OR.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $0.4 million for the twelve months ended December 31, 2001 compared to a net unrealized gain of $2.7 million for the twelve months ended December 31, 2000. The majority of the unrealized gain experienced in 2001 was primarily due to the Atlanta, GA apartment complex that experienced an increase in value of $0.9 million due to sub-metering of the apartments for water usage and lower real estate taxes than previously estimated. The apartment complex portfolio located in Gresham and Salem, OR also experienced an increase in value of $0.4 million due to the completion of capital improvements and the reduction of administrative expense estimates. Offsetting these unrealized gains was the apartment complex located in Raleigh, NC, which experienced a net unrealized loss of $0.5 million due to a decrease in occupancy. The apartment complex in Jacksonville, FL also experienced a decrease in value of $0.4 million due to higher replacement reserve expenses, higher operating expense projections, and slightly lower market rent estimates.

The apartment complexes owned by the Partnership experienced a net unrealized gain of $2.7 million in 2000. The largest share of the unrealized gain for 2000 or $1.7 million was experienced by the apartment complex located in Atlanta, GA primarily due to increases in rental rates, stabilized occupancy, and lower operating expense estimates. The apartment complex located in Raleigh, NC also experienced a net unrealized gain of $0.2 million due to increases in rental rates.

The occupancy at the Raleigh, NC complex decreased from 92% at December 31, 2000 to 82% at December 31, 2001. Occupancy at the Atlanta, GA complex decreased from 98% at December 31, 2000 to 83% at December 31, 2001. Occupancy at the apartment complex in Jacksonville, FL decreased from 91% at December 31, 2000 to 88% at December 31, 2001. Occupancy at the Gresham and Salem, OR apartment complexes averaged approximately 93% at December 31, 2001. As of December 31, 2001, all available vacant spaces were being marketed.

RETAIL PROPERTIES

Net investment income for the Partnership's retail properties located in Roswell, GA and Hampton, VA was approximately $3.0 million for the twelve months ended December 31, 2001 and approximately $2.8 million for the twelve months ended December 31, 2000. The increase is primarily due to the acquisition of the controlling interest in the 154,540 square foot retail center based in Hampton, VA.

The retail properties experienced a net unrealized loss of $0.1 million and a net unrealized loss of $0.3 million for the twelve months ended December 31, 2001 and 2000, respectively. The retail center located in Roswell, GA experienced a loss of $0.6 million for 2001 due to increased capital expenditures and a slight drop in occupancy. Offsetting this unrealized loss was an unrealized gain of $0.5 million resulting from the market value appraisal received on the newly acquired retail center located in Hampton, VA.

The unrealized loss experienced in 2000 was due to the Roswell, GA property due to lower income projections, coupled with capital expenditures that did not increase the market value of the property.

Occupancy at the shopping center located in Roswell, GA decreased from 97% at December 31, 2000 to 92% at December 31, 2001. The newly acquired retail center in Hampton, VA had an occupancy of 99% at December 31, 2001. As of December 31, 2001, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

Net investment income from property operations for the industrial properties decreased from $1.3 million for the twelve months ended December 31, 2000 to $0.5 million for the corresponding period ended December 31, 2001. The majority of these decreases were due to decreased occupancy at the properties located in Bolingbrook, IL and Salt Lake City, UT.
Even though the Salt Lake City, UT location increased occupancy for the year, the new tenants did not move in until the end of the third quarter and there was significant vacancy at the Bolingbrook, IL facility for a portion of 2001.

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $2.1 million for the twelve months ended December 31, 2001 compared to a net unrealized loss of approximately $0.9 million in 2000. The majority of the unrealized loss in 2001 was attributable to the Salt Lake City, UT industrial property. This loss of approximately $1.3 million was due to a decrease in market rents. The Bolingbrook, IL facility experienced a loss of $0.9 million due to a decrease in rental rates and softening market conditions

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.9 million in 2000. The majority of the decrease for 2000 was attributable to the Aurora, CO industrial property, which had a loss of approximately $0.7 million due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were incurred at the property that were not reflected as an increase in market value. The industrial property located in Bolingbrook, IL experienced an unrealized loss of $0.4 million in 2000. This loss was due to the expiration of the single tenant lease with no replacement tenant being signed as of yet. The space was leased during the fourth quarter of 2000 on a temporary basis, and partially leased at the end of 2001 to a different temporary tenant.

The occupancy at the Bolingbrook, IL property decreased from 100% at December 31, 2000 to 98% at December 31, 2001. The occupancy at the Salt Lake City, Utah property increased from 34% at December 31, 2000 to 77% at December 30, 2001. The Aurora, CO property's occupancy rate remained unchanged at 75% at December 31, 2000 and 2001. As of December 31, 2001, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

During the twelve months ended December 31, 2001, income from the investment located in Kansas City, KS and MO amounted to $0.7 million, a decrease of 13.2% from $0.8 million at December 31, 2000. The decrease is primarily due to a temporary decrease in rental rates.

The equity investment experienced a net unrealized gain of $0.2 million and $0.1 million for the twelve months ended December 31, 2001 and 2000, respectively. The unrealized gain of $0.2 million for the twelve months ended December 31, 2001 was primarily due to the addition of a tenant that will provide a substantial amount of income to the center in rent and the addition of new space to house this tenant.

The retail portfolio located in Kansas City, KS and MO had an average occupancy of 90% at December 31, 2001, which remained unchanged from December 31, 2000. As of December 31, 2001, all vacant spaces were being marketed.

REAL ESTATE INVESTMENT TRUSTS

During the twelve months ended December 31, 2001, the Partnership's remaining investment in REITS recognized a realized loss of $0.2 million due to the sale of the Partnership's remaining investment in REITs.

The Partnership recognized a net realized gain of $2.5 million in 2000 primarily due to the sale of the Partnership's remaining investment in Prologis REIT shares and sales of other REIT investments. The Partnership recognized an unrealized gain of $2.6 million on investments in REITs for the twelve months ended December 31, 2000, which reflects changes in the market value of REIT shares held by the Partnership

OTHER

Other net investment income decreased approximately $0.8 million during the twelve months ended December 31, 2001 when compared to the corresponding period in 2000. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities. The decreases discussed above were primarily due to interest income on short-term investments, which decreased primarily as a result of the Partnership maintaining a significantly lower cash balance when compared to the corresponding periods last year coupled with a decrease in interest rates.

2000 VS. 1999

The following table presents a comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type, for the twelve months ended December 31, 2000 and December 31, 1999.

                                                                     TWELVE MONTHS ENDED DECEMBER 31,
                                                                        2000                 1999
                                                                     -----------          -----------
 NET INVESTMENT INCOME:

 Office properties                                                    $5,356,934           $7,133,356
 Apartment complexes                                                   3,446,245            2,556,743
 Retail property                                                       2,772,438           2,676,387
 Industrial properties                                                 1,257,146              894,258
 Equity in income of real estate partnership                             791,596               98,375
 Dividend income from real
   estate investment trust                                             1,744,611            1,221,843
 Other (including interest income,
   investment mgt fee, etc.)                                          (1,730,853)          (1,301,373)
                                                                     -----------          -----------
 TOTAL NET INVESTMENT INCOME                                         $13,638,117          $13,279,589
                                                                     ===========          ===========
 UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:

 Office properties                                                   ($2,434,245)         ($3,267,264)
 Apartment complexes                                                   2,717,915              607,234
 Retail property                                                        (264,300)          (1,770,462)
 Industrial properties                                                  (935,721)             209,503
 Interest in real estate partnerships                                    140,614             (680,870)
 Real estate investment trusts                                         2,618,815           (2,282,044)
                                                                     -----------          -----------
                                                                       1,843,078           (7,183,903)
                                                                     -----------          -----------
 REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS

 Office properties                                                       186,920                  -
 Apartment complexes                                                         -                    -
 Industrial properties                                                       -                 (1,485)
 Interest in real estate partnerships                                        -                 45,126
 Real estate investment trust                                          2,457,024              (76,784)
                                                                     -----------          -----------
                                                                       2,643,944              (33,143)
                                                                     -----------          -----------
 TOTAL REALIZED AND UNREALIZED GAIN
                                                                     -----------          -----------
 (LOSS) ON REAL ESTATE INVESTMENTS                                    $4,487,022          ($7,217,046)
                                                                     ===========          ===========

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

Interest expense increased $0.6 million, or 404.1%, in 2000 when compared to the corresponding periods in 1999. This increase was due to the Partnership's acquisition on September 30, 1999 of a controlling interest in the apartment complex located in Jacksonville, FL, which was acquired subject to $10.2 million in debt

OFFICE PROPERTIES

Net investment income from property operations for the office sector decreased approximately $1.8 million, or 24.9%, in 2000 when compared to 1999. This decrease was primarily due to lower revenue levels experienced by the Oakbrook Terrace, IL office complex during 2000 as a result of the lease termination fee received during 1999 coupled with a corresponding decrease in occupancy. A 36% decrease in occupancy at one of the Brentwood, TN office properties also contributed to the decrease

The office properties owned by the Partnership experienced a net unrealized loss of approximately $2.4 million during 2000 compared to a net unrealized loss of $3.3 million in 1999.

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

The retail property experienced a net unrealized loss of $0.3 million and $1.8 million in 2000 and 1999, respectively. The unrealized loss experienced by the property in 2000 was due to lower projected income growth, coupled with capital expenditures that did not increase the market value of the property. The decrease in value in 1999 was attributable to a declining position of the property in the market.

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

The three industrial properties owned by the Partnership experienced a net unrealized loss of approximately $0.9 million and a net unrealized gain of $0.2 million in 2000 and 1999, respectively. The majority of the decrease for 2000 was attributable to the Aurora, CO industrial property, which had a loss of approximately $0.7 million due to more conservative assumptions regarding rental rates, lease-up time and terminal capitalization rates used by the appraiser. In addition, capital expenditures were incurred at the property that was not reflected as an increase in market value. The industrial property located in Bolingbrook, IL experienced an unrealized loss of $0.4 million in 2000. This loss was due to the expiration of the single tenant lease with no replacement tenant being signed as of yet. A portion of the space was temporarily leased during the fourth quarter of 2000.

The occupancy at the Bolingbrook, IL property decreased from 100% at December 31, 1999 to 45% at December 31, 2000. As of December 31, 2000 the Salt Lake City, Utah property was 50% leased with two tenants. However, one tenant for approximately 33% of the space was bankrupt and had moved out of the space by year-end. The Salt Lake City, UT property had an occupancy rate of 34% at December 31, 1999. The Aurora, Co property's occupancy rate remained unchanged at 75% from December 31, 1999 to December 31, 2000. As of December 31, 2000, all vacant spaces were being marketed.

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

(c) PER SHARE INFORMATION

Following is an analysis of the Partnership's net investment income and net realized and unrealized gain (loss) on investments, presented on a per share basis:

                                                                  01/01/2001         01/01/2000     01/01/1999
                                                                      TO                 TO            TO
                                                                  12/31/2001         12/31/2000     12/31/1999
                                                                  ----------         ----------     ----------
 Revenue from real estate and improvements                          $  2.71            $  2.32        $  2.08
 Equity in income of real estate partnership                        $  0.08            $  0.08        $  0.01
 Dividend income from real estate investment trusts                 $  0.24            $  0.18        $  0.12
 Interest on short-term investments                                 $  0.03            $  0.13        $  0.16
                                                                   --------           --------       --------
 TOTAL INVESTMENT INCOME                                            $  3.06            $  2.71        $  2.37
                                                                   --------           --------       --------
 Investment management fee                                          $  0.30            $  0.28        $  0.26
 Real estate taxes                                                  $  0.30            $  0.25        $  0.25
 Administrative expense                                             $  0.28            $  0.25        $  0.21
 Operating expense                                                  $  0.60            $  0.44        $  0.37
 Interest expense                                                   $  0.20            $  0.07        $  0.01
 Minority interest in consolidated partnership                      $  0.02            $  0.00 *      $  0.00 *
                                                                   --------           --------       --------
 TOTAL INVESTMENT EXPENSES                                          $  1.70            $  1.29        $  1.10
                                                                   --------           --------       --------
 NET INVESTMENT INCOME                                              $  1.36            $  1.42        $  1.27
                                                                   --------           --------       --------
 Net realized gain (loss) on real estate investments sold
      or converted                                                 ($  0.02)           $  0.27       ($  0.00) *
                                                                   --------           --------       --------
 Change in unrealized gain (loss) on real estate investments       ($  0.26)           $  0.23       ($  0.68)
 Minority interest in unrealized gain (loss) on investments         $  0.00 *         ($  0.04)      ($  0.00) *
                                                                   --------           --------       --------
 Net unrealized gain (loss) on real estate investments             ($  0.26)           $  0.19       ($  0.68)
                                                                   --------           --------       --------
 NET REALIZED AND UNREALIZED
      GAIN (LOSS) ON INVESTMENTS                                   ($  0.28)           $  0.46       ($  0.68)
                                                                   ========           ========       ========

 Net change in share value                                          $  1.08            $  1.88        $  0.59

 Share value at beginning of period                                 $ 22.74            $ 20.86        $ 20.27
                                                                   --------           --------       --------
 Share value at end of period                                       $ 23.82            $ 22.74        $ 20.86
                                                                   ========           ========       ========
 Ratio of expenses to average net assets(1)                            7.26%              6.07%          5.33%

 Ratio of net investment income to average net assets(1)               5.93%              6.49%          6.12%

 Number of weighted average shares outstanding during                  8,922              9,831         10,472
 the period (000's)


ALL PER SHARE CALCULATIONS ARE BASED ON WEIGHTED AVERAGE SHARES
OUTSTANDING.

(1) Average net assets are calculated based on an average of ending monthly net assets.

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

(e) INFLATION

The Partnership's leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may reduce the Partnership's exposure to increases in operating costs resulting from inflation.


CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews critical estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.


The following sections discuss critical accounting policies applied in preparing our financial statements that are most dependent on the application of estimates and assumptions.


VALUATION OF INVESTMENTS
REAL ESTATE INVESTMENTS - The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM's Risk Management Unit is responsible to assure that the valuation process provides objective and accurate market value estimates.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2001 and 2000. Further discussion surrounding our policies and procedures for valuing Real Estate Investments can be found in Footnote 2 to the Consolidated Financial Statements.

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

OTHER ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 28.06% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at December 31, 2001:

                                              ESTIMATED MARKET
                                                  VALUE             AVERAGE
                              MATURITY        (IN $ MILLIONS)    INTEREST RATE
                            ----------------------------------------------------
Cash equivalents             0-3 months            $25.3             1.51%
Short-term investments       3-12 months            $0                0%

The table below discloses the Partnership's fixed and variable rate debt as of December 31, 2001. Approximately $19.0 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of this instrument is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of December 31, 2001 was 5.735%.

December 31, 2001

Debt (in $ thousands),                                                                                              Estimated
including current portion        2002       2003       2004       2005       2006      Thereafter       Total       Fair Value
-------------------------        ----       ----       ----       ----       ----      ----------       -----       ----------
Fixed Rate                        $536       $577       $619       $665     $8,361        $8,240       $18,998        $18,583
Average Fixed Interest Rate      7.437%     7.449%     7.471%     7.491%     7.491%        6.750%        6.950%
Variable Rate                     $142       $159       $168       $178     $9,350            $0        $9,997        $10,038

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

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

                             DIRECTORS OF PRUCO LIFE

JAMES J. AVERY, JR., VICE CHAIRMAN AND DIRECTOR - President, Prudential Individual Life Insurance since 1998; 1997 to 1998: Senior Vice President, Chief Actuary and CFO, Prudential Individual Insurance Group; prior to 1997:
President, Prudential Select.

VIVIAN L. BANTA, PRESIDENT, CHAIRMAN, AND DIRECTOR - Executive Vice President, Individual Financial Services, U.S. Consumer Group since 2000; 1998 to 1999:
Consultant, Individual Financial Services; 1997 to 1998: Consultant, Morgan Stanley; prior to 1997: Executive Vice President, Global Investor Service, The Chase Manhattan Bank.

RICHARD J. CARBONE, DIRECTOR - Senior Vice President and Chief Financial Officer since 1997; prior to 1997: Controller, Salomon Brothers.

HELEN M. GALT, DIRECTOR - Company Actuary, Prudential since 1993.

JEAN D. HAMILTON, Director - Executive Vice President, Prudential Institutional since 1998; prior to 1998: President, Diversified Group.

RONALD P. JOELSON, DIRECTOR - Senior Vice President, Prudential Asset, Liability and Risk Management since 1999; 1996 to 1999: President, Guaranteed Products, Prudential Institutional.

DAVID R. ODENATH, JR., DIRECTOR - President, Prudential Investments since 1999; prior to 1999: Senior Vice President and Director of Sales, Investment Consulting Group, Paine Webber.


                         OFFICERS WHO ARE NOT DIRECTORS

SHAUN M. BYRNES, SENIOR VICE PRESIDENT - Senior Vice President, Director of Mutual Funds, Annuities & UITs, Prudential Investments (PI) since 2001; 2000 to 2001: Senior Vice President, Director of Research, PI; 1999 to 2000: Senior Vice President, Director of Mutual Funds, PI; 1997 to 1999: Vice President, Mutual Funds, PI.

C. EDWARD CHAPLIN, TREASURER - Senior Vice President and Treasurer, Prudential since 2000; prior to 2000, Vice President and Treasurer, Prudential.

THOMAS F. HIGGINS, SENIOR VICE PRESIDENT - Vice President, Annuity Services, Prudential Individual Financial Services since 1999; 1998 to 1999: Vice President, Mutual Funds, Prudential Individual Financial Services; prior to 1998: Principal, Mutual Fund Operations, The Vanguard Group.

CLIFFORD E. KIRSCH, CHIEF LEGAL OFFICER AND SECRETARY - Chief Counsel, Variable Products, Prudential Law Department since 1995.

ANDREW J. MAKO, EXECUTIVE VICE PRESIDENT - Vice President, Finance, U.S. Consumer Group since 1999; prior to 1999: Vice President, Business Performance Management Group.

ESTHER H. MILNES, SENIOR VICE PRESIDENT - Vice President and Chief Actuary, Prudential Individual Life Insurance since 1999; prior to 1999: Vice President and Actuary, Prudential Individual Insurance Group.

JAMES B. O'CONNOR, SENIOR VICE PRESIDENT AND ACTUARY - Vice President, Guaranteed Products since 2001; 1998 to 2000: Corporate Vice President, Guaranteed Products; prior to 1998: Corporate Actuary, Prudential Investments.

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

               Schedule III.  Real Estate Owned: Properties
               Schedule III.  Real Estate Owned: Interest in Properties

               See the Index to Financial Statements and Supplementary Data on page F-1.

        3.     Documents Incorporated by Reference

               See the following list of exhibits.

        4.     Exhibits

               See the following list of exhibits.

(b)     None.

(c) The following is a list of Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

        11.    Not applicable.

        12.    Not applicable.

        13.    None.

        18.    None.

        21.    Not applicable.

        22.    Not applicable.

        23.    None.

        24. Power of Attorney: J. Avery incorporated by reference to Post-Effective Amendment No. 2 to Form S-6, Registration No. 333-07451, filed June 25, 1997 on behalf of the Pruco Life Variable Appreciable Account. D. Odenath, R. Joelson and W. Eckert incorporated by reference to initial registration statement to Form N-4, Registration No. 333-52754, filed on December 26, 2000 on behalf of the Pruco Life Flexible Premium Variable Annuity Account. V. Banta, R. Carbone, H. Galt and J. Hamilton incorporated by reference to Post-Effective Amendment No. 5 to Form S-6, Registration No.333-85115, filed June 28,2001 on behalf of the Pruco Life Variable Universal Account.

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


                          PRUCO LIFE INSURANCE COMPANY
                                  IN RESPECT OF
                               PRUCO LIFE VARIABLE
                         CONTRACT REAL PROPERTY ACCOUNT
                         ------------------------------
                                  (REGISTRANT)


Date: March 29, 2002           By: /s/ William J. Eckert, IV
      --------------               --------------------------------------------
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


SIGNATURE                            TITLE                           DATE
---------                            -----                           ----

*                              Director                         March 29, 2002
---------------------
James J. Avery, Jr.

*                              President, Chairman              March 29, 2002
---------------------          and Director
Vivian  L. Banta

*                              Director                         March 29, 2002
---------------------
Richard  J. Carbone

*                              Director                         March 29, 2002
---------------------
Helen  M. Galt

*                              Director                         March 29, 2002
---------------------
Jean D. Hamilton

*                              Director                         March 29, 2002
---------------------
Ronald P. Joelson

*                              Director                         March 29, 2002
---------------------
David R. Odenath, Jr.


                               *By: /s/ Thomas C. Castano
                                    -----------------------
                                 Thomas C. Castano
                                 (Attorney-in-Fact)

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  (REGISTRANT)

                                      INDEX
                                      =====

                                                                                                   PAGE
                                                                                                   ====
A.   PRUCO LIFE VARIABLE  CONTRACT  REAL PROPERTY ACCOUNT

     Financial Statements:

          Report of Independent Accountants                                                        F-2

          Statements of Net Assets = December 31, 2001 and 2000                                    F-3

          Statements of Operations = Years Ended December 31, 2001, 2000, 1999                     F-3

          Statements of Changes in Net Assets = Years Ended December 31, 2001, 2000, 1999          F-3

          Notes to Financial Statements                                                            F-4

B.   THE PRUDENTIAL VARIABLE  CONTRACT  REAL PROPERTY PARTNERSHIP

     Financial Statements:

          Report of Independent Accountants                                                        F-9

          Report of Independent Accountants on Financial Statement Schedules                       F-10

          Statements of Assets and Liabilities = December 31, 2001 and 2000                        F-11

          Statements of Operations = Years Ended December 31, 2001, 2000 and 1999                  F-12

          Statements of Changes in Net Assets = Years Ended December 31, 2001, 2000 and 1999       F-13

          Statements of Cash Flows = Years Ended December 31, 2001, 2000 and 1999                  F-14

          Schedule of Investments = December 31, 2001 and 2000                                     F-15

          Notes to Financial Statements                                                            F-19

     Financial Statement Schedules:

          For the period ended December 31, 2001

          Schedule III = Real Estate Owned: Properties                                             F-27

          Schedule III = Real Estate Owned: Interest in Properties                                 F-28

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Contract Owners of the
Pruco Life Variable Contract Real Property Account and the Board of Directors of Pruco Life Insurance Company


In our opinion, the accompanying statements of net assets and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of Pruco Life Variable Contract Real Property Account at December 31, 2001 and 2000, and the results of its operations and of the changes in its net assets for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the Pruco Life Insurance Company; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares at December 31, 2001 with The Prudential Variable Contract Real Property Partnership, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 29, 2002

                                        FINANCIAL STATEMENTS OF
                        PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
December 31, 2001 and 2000

                                                                                2001               2000
                                                                           =============       =============
ASSETS
  Investment in The Prudential Variable Contract
    Real Property Partnership (Note 3)                                     $ 108,557,379       $ 112,527,164
                                                                           =============       =============
  Net Assets                                                               $ 108,557,379       $ 112,527,164
                                                                           =============       =============

NET ASSETS, representing:
  Equity of contract owners (Note 4)                                       $  78,352,169       $  78,534,051
  Equity of Pruco Life Insurance Company (Note 2D)                            30,205,210          33,993,113
                                                                           =============       =============
                                                                           $ 108,557,379       $ 112,527,164
                                                                           =============       =============

Units Outstanding                                                             50,243,768          54,268,486
                                                                           =============       =============

STATEMENTS OF OPERATIONS
For the years ended December 31, 2001, 2000 and 1999

                                                                                2001               2000              1999
                                                                           =============       =============     =============
INVESTMENT INCOME
Net investment income from Partnership operations                          $   6,766,150       $   7,521,480     $   7,491,106
                                                                           =============       =============     =============
EXPENSES
Charges to contract owners for assuming mortality risk and
     expense risk and for administration (Note 5)                                486,471             481,819           514,519
                                                                           =============       =============     =============
NET INVESTMENT INCOME                                                          6,279,679           7,039,661         6,976,587
                                                                           =============       =============     =============
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership            (1,302,684)            978,929        (3,986,964)
Realized gain (loss) on sale of investments in Partnership                      (115,961)          1,458,147           (18,696)
                                                                           =============       =============     =============
NET GAIN (LOSS) ON INVESTMENTS                                                (1,418,645)          2,437,076        (4,005,660)
                                                                           =============       =============     =============
NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                                $   4,861,034       $   9,476,737     $   2,970,927
                                                                           =============       =============     =============

STATEMENTS OF CHANGES IN NET ASSETS (RETURN)
For the years ended December 31, 2001, 2000, and 1999

                                                                                2001               2000              1999
                                                                           =============       =============     =============
OPERATIONS
Net investment income                                                      $   6,279,679       $   7,039,661     $   6,976,587
Net change in unrealized gain (loss) on investments in Partnership            (1,302,684)            978,929        (3,986,964)
Net realized gain (loss) on sale of investments in Partnership                  (115,961)          1,458,147           (18,696)
                                                                           =============       =============     =============
NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                                    4,861,034           9,476,737         2,970,927
                                                                           =============       =============     =============
CAPITAL TRANSACTIONS
Net withdrawals by contract owners (Note 7)                                   (3,384,921)         (7,012,328)       (9,241,552)
Net contributions (withdrawals) by Pruco Life Insurance Company               (5,445,898)         (7,662,472)        4,211,673
                                                                           =============       =============     =============
NET DECREASE IN NET ASSETS
  RESULTING FROM CAPITAL TRANSACTIONS                                         (8,830,819)        (14,674,800)       (5,029,879)
                                                                           =============       =============     =============
TOTAL DECREASE IN NET ASSETS                                       (3,969,785)         (5,198,063)       (2,058,952)

NET ASSETS
  Beginning of year                                                          112,527,164         117,725,227       119,784,179
                                                                           =============       =============     =============
  End of year                                                              $ 108,557,379       $ 112,527,164     $ 117,725,227
                                                                           =============       =============     =============

           SEE NOTES TO FINANCIAL STATEMENTS ON PAGES F-4 THROUGH F-8

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                DECEMBER 31, 2001

NOTE 1:    GENERAL

Pruco Life Variable Contract Real Property Account (the "Real Property Account") was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Real Property Account was established as a separate investment account of Pruco Life Insurance Company ("Pruco Life"), a wholly=owned subsidiary of The Prudential Insurance Company of America ("Prudential"). The assets of the Real Property Account are segregated from Pruco Life's other assets. The Real Property account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA"), and Discovery Life Plus ("SPVL").

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the "Partnership"). The Partnership is organized under New Jersey law and is registered under the Securities Act of 1933. The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Real Property Account, along with The Prudential Variable Contract Real Property Account and the Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership.
These financial statements should be read in conjunction with the financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income=producing real estate and participating mortgage loans.


NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       BASIS OF ACCOUNTING

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

B.       INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At December 31, 2001 and 2000 the Real Property Account's interest in the Partnership was 54.8% or 4,556,749 shares and 54.5% or 4,949,340 shares respectively.

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

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

The number of shares (rounded) held by the Real Property Account in the Partnership and the Partnership net asset value per share (rounded) and the December 31, 2001 and December 31, 2000 were as follows:

                                          DECEMBER 31, 2001   DECEMBER 31, 2000
                                          =================   =================
NUMBER OF SHARES (ROUNDED):                   4,556,749          4,949,340
NET ASSET VALUE PER SHARE (ROUNDED):            $23.82             $22.74

NOTE 4:      CONTRACT OWNER UNIT INFORMATION

Outstanding contract owner units, unit values and total value of contract owner equity at December 31, 2001 and December 31, 2000 by product, were as follows:

2001:

                                            VAL               VLI               SPVA             SPVL              TOTAL
                                            ===               ===               ====             ====              =====
CONTRACT OWNER UNITS OUTSTANDING:            31,552,373        2,322,759           233,556        2,010,295
UNIT VALUE:                                 $   2.17654       $  2.26011        $  1.97316       $  1.97316
                                            ============      ==========        ==========       ==========
TOTAL CONTRACT OWNER EQUITY:                $68,675,002       $5,249,690        $  460,843       $3,966,634        $78,352,169
                                            ===========       ==========        ==========       ==========        ===========


2000:

                                            VAL               VLI               SPVA             SPVL              TOTAL
                                            ===               ===               ====             ====              =====
CONTRACT OWNER UNITS OUTSTANDING:            32,946,644       2,381,202           260,656         2,121,822
UNIT VALUE:                                 $   2.08939      $  2.16437        $  1.90636        $  1.90636
                                            ============      ==========        ==========       ==========
TOTAL CONTRACT OWNER EQUITY:                $68,838,388       $5,153,802        $  496,904       $4,044,957        $78,534,051
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

C.       COST OF INSURANCE AND OTHER RELATED CHARGES

Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges which are deducted in order to compensate Pruco Life for the cost of selling the contract and (3) transaction costs, applicable to VAL, are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract to compensate Pruco Life for the guaranteed minimum death benefit risk.

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


NOTE 7:    NET  WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Pruco Life's variable insurance and variable annuity products for the years ended December 31, 2001, 2000 and 1999 were as follows:

2001:

                                              VAL               VLI               SPVA             SPVL              TOTAL
                                              ===               ===               ====             ====              =====
Contract Owner Net Payments:                  $ 4,273,765       $   380,615       $       (13)     $     (1,874)     $  4,652,493
Policy Loans:                                  (1,856,054)          (86,464)                0           (78,500)       (2,021,018)
Policy Loan Repayments and Interest:            1,881,095            63,019                 0           176,382         2,120,496
Surrenders, Withdrawals, and Death Benefits:   (3,953,623)         (285,065)          (34,082)         (341,668)       (4,614,438)
Net Transfers To Other Subaccounts
    or Fixed Rate Option:                        (492,261)         (17,950)           (19,027)           56,745          (472,493)
Administrative and Other Charges:              (2,837,147)         (183,877)                            (28,937)       (3,049,961)
                                              ===========       ===========       ===========      ============      ============
NET WITHDRAWALS BY CONTRACT OWNERS            $(2,984,225)      $  (129,722)      $   (53,122)     $   (217,852)     $ (3,384,921)
                                              ===========       ===========       ===========      ============      ============

2000:

                                              VAL               VLI               SPVA             SPVL              TOTAL
                                              ===               ===               ====             ====              =====
Contract Owner Net Payments:                  $  4,470,287      $   397,335       $         0      $        (61)     $  4,867,561
Policy Loans:                                  (2,018,495)          (73,712)                0           (77,275)       (2,169,482)
Policy Loan Repayments and Interest:            1,849,555            72,675                 0           152,141         2,074,371
Surrenders, Withdrawals, and Death Benefits:   (4,314,085)         (266,353)          (70,733)         (401,369)       (5,052,540)
Net Transfers To Other Subaccounts
    or Fixed Rate Option:                      (3,377,546)         (145,822)           (7,622)         (171,284)       (3,702,274)
Administrative and Other Charges:              (2,823,304)         (176,525)              (65)          (30,070)       (3,029,964)
                                              ===========       ===========       ===========      ============      ============
NET WITHDRAWALS BY CONTRACT OWNERS            $(6,213,588)      $  (192,402)      $   (78,420)     $   (527,918)     $ (7,012,328)
                                              ===========       ===========       ===========      ============      ============

1999:

                                              VAL               VLI               SPVA             SPVL              TOTAL
                                              ===               ===               ====             ====              =====
Contract Owner Net Payments:                  $ 1,995,536       $   219,516       $         0      $   (191,413)     $  2,023,639
Policy Loans:                                  (2,274,300)          (57,385)                0          (173,486)       (2,505,171)
Policy Loan Repayments and Interest:            2,233,905           112,386                 0           125,962        2,472,253
Surrenders, Withdrawals, and Death Benefits:   (4,042,390)         (360,063)         (391,563)         (360,393)       (5,154,409)
Net Transfers To Other Subaccounts
    or Fixed Rate Option:                      (2,391,648)          (88,091)          (13,158)         (260,510)       (2,753,407)
Administrative and Other Charges:              (3,107,932)         (181,336)             (631)          (34,558)       (3,324,457)
                                              ===========       ===========       ===========      ============      ============
NET WITHDRAWALS BY CONTRACT OWNERS            $(7,586,829)      $  (354,973)      $  (405,352)     $   (894,398)     $ (9,241,552)
                                              ===========       ===========       ===========      ============      ============

NOTE 8:  CONTRACT OWNER UNIT ACTIVITY

Transactions in units for the years ended December 31, 2001, 2000 and 1999 were as follows:

2001:

                                                VAL               VLI              SPVA             SPVL
                                                ===               ===              ====             ====
Contract Owner Contributions:                 2,853,710         202,651                0           121,966
Contract Owner Redemptions:                  (4,247,981)       (261,094)         (27,100)         (233,493)

2000:

                                                VAL               VLI              SPVA             SPVL
                                                ===               ===              ====             ====
Contract Owner Contributions:                 2,890,088         216,712               13            72,083
Contract Owner Redemptions:                  (6,033,092)       (309,042)         (43,494)         (362,852)

1999:

                                                VAL               VLI              SPVA             SPVL
                                                ===               ===              ====             ====
Contract Owner Contributions:                 2,204,016         176,055               127          (35,621)
Contract Owner Redemptions:                  (6,191,501)       (356,390)         (230,588)        (475,343)


NOTE 9:  PURCHASES AND SALES OF INVESTMENTS

The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the year ended December 31, 2001 were as follows:

                  Purchases:  $  0
                  Sales:      $  (9,317,290)

NOTE 10:    FINANCIAL HIGHLIGHTS

Pruco Life Insurance Company (the "Company") sells a number of variable annuity and variable life insurance products, both of which have unique combinations of features and fees that are charged against the contract owner's account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.

The following table was developed by determining which products offered by the Company have the lowest and highest total return. Only product designs within the Real Property Account that had units outstanding during December 31, 2001, were considered when determining the lowest and highest total return. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable contract options as discussed in note 1.

              At December 31, 2001                          For the year ended December 31, 2001
----------------------------------------------------  -----------------------------------------------
Contract Holder                      Contract Holder                     Expense           Total
     Units        Unit Fair Value      Net Assets      Investment        Ratio**         Return***
    (000's)       Lowest - Higher        (000's)      Income Ratio*  Lowest - Higher  Lowest - Higher
--------------  -------------------  ---------------  -------------  ---------------  ---------------
    36,119      $1.97316 to 2.26011       $78,352          5.95%      0.35% to 1.25%   3.50% to 4.42%

*This amount represents the proportionate share of the net investment income from the underlying Partnership divided by the total average assets of the Real Property Account. This ratio excludes those expenses, such as mortality and expense charges, that result in direct reductions in the unit values.

** These ratios represent the annualized contract expenses of the separate account, consisting primarily of mortality and expense charges, for each period indicated. The ratios include only those expenses that result in a direct reduction to unit values. Charges made directly to contract owner accounts through the redemption of units and expenses of the underlying Partnership are excluded.

*** These amounts represent the total return for the periods indicated, including changes in the value of the underlying Partnership, and reflect deductions for all items included in the expense ratio. The total return does not include any expenses assessed through the redemption of units; inclusion of these expenses in the calculation would result in a reduction in the total return presented.


NOTE 11:  RELATED PARTY FOOTNOTE

Prudential and its affiliates perform various services on behalf of the Partnership in which the Real Property Account invests and may receive fees for the services performed. These services include, among other things, shareholder communications, preparation, postage, fund transfer agency and various other record keeping and customer service functions.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of  The Prudential
Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February  15, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULES




To the Partners of The Prudential
Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated February 15, 2002 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
February 15, 2002

             THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                                            DECEMBER 31, 2001      DECEMBER 31, 2000
                                                                            -----------------      -----------------
ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
  Real estate and improvements
   (cost:  12/31/2001 -- $212,044,159; 12/31/2000 -- $173,748,950)            $197,970,877           $162,213,095
  Real estate partnership (cost: 12/31/2001 -- $7,026,540;
   12/31/2000 -- $5,985,783)                                                     6,712,308              5,445,528
  Real estate investment trusts (cost:  12/31/2001 -- $0;
   12/31/2000 -- $31,896,908)                                                          -               35,224,737
                                                                              ------------           ------------
         Total real estate investments                                         204,683,185            202,883,360

MARKETABLE SECURITIES - At estimated market value
   (cost: 12/31/2001 -- $0; 12/31/2000 -- $4,916,327)                                  -                4,916,494

CASH AND CASH EQUIVALENTS                                                       26,615,645             10,543,821

DIVIDEND RECEIVABLE                                                                 28,455                242,341

OTHER ASSETS (net of allowance for uncollectible
  accounts:  12/31/2001 -- $107,000; 12/31/2000 -- $91,000)                      3,267,367              2,926,280
                                                                              ------------           ------------
         Total assets                                                         $234,594,652           $221,512,296
                                                                              ============           ============
LIABILITIES

MORTGAGE LOANS PAYABLE                                                          28,994,521             10,092,355

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                            3,469,242              2,517,818

DUE TO AFFILIATES                                                                  896,134                887,434

OTHER LIABILITIES                                                                  972,410                669,209

MINORITY INTEREST                                                                2,111,709                997,401
                                                                              ------------           ------------
         Total liabilities                                                      36,444,016             15,164,217
                                                                              ------------           ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY                                                               198,150,636            206,348,079
                                                                              ------------           ------------
         Total liabilities and partners' equity                               $234,594,652           $221,512,296
                                                                              ============           ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD                                    8,317,470              9,075,913
                                                                              ============           ============
SHARE VALUE AT END OF PERIOD                                                        $23.82                 $22.74
                                                                              ============           ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------------------
                                                                                 2001              2000             1999
                                                                             -----------       ------------      -----------
INVESTMENT INCOME:
 Revenue from real estate and improvements                                   $24,339,631        $22,570,851      $21,807,346
 Equity in income of real estate partnership                                     686,801            791,596           98,375
 Dividend income                                                               2,157,647          1,744,611        1,221,843
 Interest on short-term investments                                              296,514          1,280,880        1,707,485
                                                                             -----------       ------------      -----------
         Total investment income                                              27,480,593         26,387,938       24,835,049
                                                                             -----------       ------------      -----------
INVESTMENT EXPENSES:
 Operating                                                                     5,328,004          4,390,001        3,794,081
 Investment management fee                                                     2,694,130          2,705,589        2,730,713
 Real estate taxes                                                             2,652,956          2,498,065        2,616,553
 Administrative                                                                2,518,644          2,411,390        2,234,949
 Interest expense                                                              1,776,701            732,991          145,418
 Minority interest                                                               159,852             11,785           33,746
                                                                             -----------       ------------      -----------
         Total investment expenses                                            15,130,287         12,749,821       11,555,460
                                                                             -----------       ------------      -----------
NET INVESTMENT INCOME                                                         12,350,306         13,638,117       13,279,589
                                                                             -----------       ------------      -----------
REALIZED AND UNREALIZED (LOSS) GAIN ON REAL ESTATE
  INVESTMENTS:
 Net proceeds from real estate investments
   sold or converted                                                          53,417,000         46,617,017       21,649,562
 Less:  Cost of real estate investments sold or converted                     50,300,836         55,269,357       19,602,032
           Realization of prior years' unrealized
            gain (loss) on real estate investments sold or converted           3,327,829        (11,296,284)       2,080,673
                                                                             -----------       ------------      -----------

 Net (loss) gain realized on real estate
             investments sold or converted                                      (211,665)         2,643,944          (33,143)
                                                                             -----------       ------------      -----------

 Change in unrealized (loss) gain on real estate investments                  (2,311,404)         2,297,429       (7,145,372)
 Less: Minority interest in unrealized gain on real estate investments            24,680            454,351           38,531
                                                                             -----------       ------------      -----------
 Net unrealized (loss) gain on real estate investments                        (2,336,084)         1,843,078       (7,183,903)
                                                                             -----------       ------------      -----------
NET REALIZED AND UNREALIZED (LOSS) GAIN
 ON REAL ESTATE INVESTMENTS                                                   (2,547,749)         4,487,022       (7,217,046)
                                                                             -----------       ------------      -----------
NET INCREASE IN NET ASSETS RESULTING
 FROM OPERATIONS                                                              $9,802,557        $18,125,139       $6,062,543
                                                                             ===========       ============      ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------------
                                                                                 2001              2000             1999
                                                                            ------------       ------------     ------------
NET INCREASE IN NET ASSETS RESULTING
      FROM OPERATIONS:
 Net investment income                                                       $12,350,306        $13,638,117      $13,279,589
 Net (loss) gain realized on real estate
   investments sold                                                             (211,665)         2,643,944          (33,143)
 Net unrealized (loss) gain from real estate
   investments                                                                (2,336,084)         1,843,078       (7,183,903)
                                                                            ------------       ------------     ------------
         Net increase in net assets resulting from
           operations                                                          9,802,557         18,125,139        6,062,543
                                                                            ------------       ------------     ------------
NET DECREASE IN NET ASSETS RESULTING
 FROM CAPITAL TRANSACTIONS:
Withdrawals by partners
  (2001 -- 758,443; 2000 -- 1,003,008; and
    1999 -- 1,769,354 shares, respectively)                                  (18,000,000)       (22,000,000)     (36,000,000)
                                                                            ------------       ------------     ------------
         Net decrease in net assets resulting from
          capital transactions                                               (18,000,000)       (22,000,000)     (36,000,000)
                                                                            ------------       ------------     ------------
NET DECREASE IN NET ASSETS                                                    (8,197,443)        (3,874,861)     (29,937,457)

NET ASSETS -  Beginning of year                                              206,348,079        210,222,940      240,160,397
                                                                            ------------       ------------     ------------
NET ASSETS -  End of year                                                   $198,150,636       $206,348,079     $210,222,940
                                                                            ============       ============     ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

               THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------------
                                                                                 2001              2000             1999
                                                                            ------------       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations                          $9,802,557        $18,125,139       $6,062,543
Adjustments to reconcile net increase in net assets
   resulting from operations to net cash provided by
   operating activities:
     Net realized and unrealized loss (gain) on
        real estate investments                                                2,547,749         (4,487,022)       7,217,046
     Equity in income of real estate partnership's
        operations in excess of distributions                                   (686,801)          (791,596)         (98,376)
     Minority interest in operating activities                                   159,852             11,785           33,746
     Bad debt expense                                                            108,358             96,785          124,059
      Decrease (increase) in:
         Dividend receivable                                                     213,886           (110,799)          35,733
         Other assets                                                           (449,444)          (169,489)         645,878
      Increase (decrease) in:
         Accounts payable and accrued expenses                                   951,424           (449,796)         982,214
         Due to affiliates                                                         8,700             17,957         (729,058)
         Other liabilities                                                       303,201            143,316           20,952
                                                                            ------------       ------------     ------------
  Net cash flows from operating activities                                    12,959,482         12,386,280       14,294,737
                                                                            ------------       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from real estate investments sold                              53,417,000         46,617,017       10,706,996
  Acquisition of real estate                                                 (14,582,383)               -         (7,200,743)
  Acquisition of real estate  partnership                                            -                  -         (5,088,750)
  Acquisition of real estate investment trust                                (18,403,928)       (34,157,332)     (31,239,744)
  Improvements and additional costs on prior purchases:
    Additions to real estate                                                  (4,373,073)        (4,215,157)      (2,516,645)
    Additions to real estate partnership                                        (353,956)            (7,060)             -
  Sale (purchase) of marketable securities, net                                4,916,494         (2,119,486)      12,153,517
                                                                            ------------       ------------     ------------
  Net cash flows from investing activities                                    20,620,154          6,117,982      (23,185,369)
                                                                            ------------       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Withdrawals by partners                                                     (18,000,000)       (22,000,000)     (36,000,000)
 Principal payments on mortgage loans payable                                   (437,588)           (92,307)         (15,338)
 Distributions to minority interest partners                                         -                  -            (93,425)
 Contributions from minority interest partners                                   929,776            159,197          393,216
                                                                            ------------       ------------     ------------
  Net cash flows from financing activities                                   (17,507,812)       (21,933,110)     (35,715,547)
                                                                            ------------       ------------     ------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                                 16,071,824         (3,428,848)     (44,606,179)

CASH AND CASH EQUIVALENTS - Beginning of year                                 10,543,821         13,972,669       58,578,848
                                                                            ------------       ------------     ------------
CASH AND CASH EQUIVALENTS - End of year                                      $26,615,645        $10,543,821      $13,972,669
                                                                            ============       ============     ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                   DECEMBER 31, 2001                DECEMBER 31, 2000
                                                           -------------------------------     -----------------------------
                                                                                ESTIMATED                         ESTIMATED
                                                                                  MARKET                            MARKET
                                                               COST               VALUE             COST            VALUE
   REAL ESTATE AND IMPROVEMENTS - PERCENT OF NET ASSETS                              99.9%                             78.6%
   Location              Description
   -------------------------------------------------------------------------------------------------------------------------
   Lisle, IL             Office Building                   $22,561,428         $14,193,539      $22,267,422      $14,134,722
   Atlanta, GA           Garden Apartments                  15,696,606          18,752,139       15,667,354       17,800,002
   Roswell, GA           Retail Shopping Center             32,878,304          26,625,833       32,533,052       26,874,838
   Bolingbrook, IL       Warehouse                           9,039,620           5,826,782        9,012,838        6,664,810
   Raleigh, NC           Garden Apartments                  15,940,839          16,808,160       15,847,460       17,200,000
   Nashville, TN         Office Building                     9,977,669          10,629,012        9,657,787       10,396,565
   Oakbrook Terrace, IL  Office Complex                     14,015,481          14,359,009       13,021,251       12,716,910
   Beaverton, OR         Office Complex                     11,989,204          10,988,123       11,225,040       10,623,809
   Salt Lake City, UT    Industrial Building                 6,568,107           5,487,490        5,640,709        5,900,050
   Aurora, CO            Industrial Building                10,131,517           9,900,000       10,131,358        9,800,714
   Brentwood, TN         Office Complex                      9,612,024           8,900,790        9,609,133        9,600,675
*  Jacksonville, FL      Garden Apartments                  19,711,225          20,400,000       19,135,546       20,500,000
*  Gresham/Salem, OR     Garden Apartments                  18,815,082          19,100,000              -                -
*  Hampton, VA           Retail Shopping Center             15,107,053          16,000,000              -                -
                                                          ------------------------------------------------------------------
                                                          $212,044,159        $197,970,877     $173,748,950     $162,213,095
                                                          ==================================================================

   REAL ESTATE PARTNERSHIP - PERCENT OF NET ASSETS                                    3.4%                              2.6%
   Location        Description
   -------------------------------------------------------------------------------------------------------------------------
   Kansas City, KS; MO   Retail Shopping Center             $7,026,540          $6,712,308       $5,985,783       $5,445,528


    * Real estate partnerships accounted for by the consolidation method.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                               SCHEDULE OF INVESTMENTS

                                                                 DECEMBER 31, 2000
                                                           -------------------------------
                                                                                ESTIMATED
                                                                                  MARKET
                                                               COST               VALUE
                                                           -------------------------------

REAL ESTATE INVESTMENT TRUSTS (PERCENT OF NET ASSETS)                                17.1%
-------------------------------------------------------------------------------------------
Alexandria Real Est Equities (5,000 shares)                   $181,188            $185,938
AMB Property Corporation (30,000 shares)                       706,770             774,375
AMLI Residential Properties (30,000 shares)                    706,800             740,625
Apartment Inv & Mgmt Co, Class A (28,900 shares)             1,218,828           1,443,194
Archstone Communities Trust (25,000 shares)                    592,188             643,750
Avalonbay Communities Inc (15,000 shares)                      683,900             751,875
Boston Properties Inc (25,000 shares)                          995,339           1,087,500
Brandywine Realty Trust (15,000 shares)                        321,338             310,313
CBL & Associates Prop (30,800 shares)                          741,988             779,625
Cabot Industrial Trust (40,000 shares)                         820,726             767,500
Centerpoint Properties Corp. (18,600 shares)                   632,302             878,850
Cousins Properties (20,000 shares)                             551,200             558,750
Crescent Real Estate Eqt Co (25,000 Shares)                    565,563             556,250
Duke - Weeks Realty Corporation (47,000 shares)              1,070,320           1,157,375
Equity Office Properties Trust (77,400 shares)               2,215,533           2,525,175
Equity Residential Property Trust  (30,000 shares)           1,450,732           1,659,375
Essex Property Trust, Inc (15,000 shares)                      593,700             821,250
First Industrial Realty Trust (25,000 shares)                  781,100             850,000
Franchise Finance Cp Amer (51,300 shares)                    1,228,281           1,195,931
Gables Residential Trust (25,000 shares)                       632,750             700,000
General Growth Properties (22,000 shares)                      714,894             796,125
Highwoods Properties Inc (30,000 shares)                       758,832             746,250
Host Marriot Corp (105,000 shares)                           1,114,575           1,358,438
Innkeepers USA Trust (50,000 shares)                           512,375             553,125
IRT Property (45,000 shares)                                   406,395             365,625
Kilroy Realty Corp. (30,000 shares)                            746,886             856,875
Kimco Realty (15,000 shares)                                   612,612             662,813
Liberty Property LP (35,000 shares)                            899,563             999,688
Macerich Co (30,000 shares)                                    670,490             575,625
MeriStar Hospitality Corp (37,500 shares)                      636,151             738,281
Mission West Properties (88,200 shares)                        697,122           1,223,775
Parkway Properties Inc (25,000 shares)                         782,750             742,188
Public Storage Inc (5,000 shares)                              113,763             121,563
Reckson Assoc Realty Corp. (32,500 shares)                     805,150             814,531
Regency Realty Corp (25,000 shares)                            576,600             592,188
Saul Centers Inc (1,700 shares)                                 29,085              31,663
Shurgard Storage Centers (20,000 shares)                       478,500             488,750
Simon Property Group Inc (45,000 shares)                     1,032,357           1,080,000
Spieker Properties (27,000 shares)                           1,197,078           1,353,375
Summit Properties Inc (12,000 shares)                          292,832             312,000
Vornado Realty Trust (29,800 shares)                         1,028,569           1,141,713
Washington Reit (40,000 shares)                                759,220             945,000
Public Storage Inc, Preferred Stock (15,000 shares)            340,569             337,500
                                                           -------------------------------
TOTAL REAL ESTATE INVESTMENT TRUSTS                        $31,896,908         $35,224,737
                                                           ===============================


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

            THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                                SCHEDULE OF INVESTMENTS

                                                                       DECEMBER 31, 2001
                                                          ----------------------------------------------
                                                                                             ESTIMATED
                                                          FACE AMOUNT         COST          MARKET VALUE
                                                          -----------      -----------      ------------
CASH AND CASH EQUIVALENTS (PERCENT OF NET ASSETS)                                                  13.4%

Federal Home Loan Mortgage 1.51%, January 2, 2002         $25,334,000      $25,331,875       $25,331,875
                                                          -----------      -----------       -----------

TOTAL CASH EQUIVALENTS                                     25,334,000       25,331,875        25,331,875

CASH                                                        1,283,770        1,283,770         1,283,770
                                                          -----------      -----------       -----------
TOTAL CASH AND CASH EQUIVALENTS                           $26,617,770      $26,615,645       $26,615,645
                                                          ===========      ===========       ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                                            DECEMBER 31, 2000
                                                                            ------------------------------------------------
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
                                                                            ===========         ===========      ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        NOTES TO FINANCIAL STATEMENTS OF
           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                FOR YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

Prudential Real Estate Investors ("PREI") is part of the Prudential Investment Management Unit ("PIM") and is a division of Prudential Investment Management, Inc., a subsidiary of Prudential. PREI provides investment advisory services to the Partnership's Partners pursuant to the terms of the Advisory Agreement as described in Note 9.

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

         B: REAL ESTATE INVESTMENTS - The Partnership's investments in real estate are initially valued at their purchase price. Thereafter, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM's Risk Management Unit is responsible to assure that the valuation process provides objective and accurate market value estimates. American Appraisal Associates (the "Appraisal Management Firm"), an entity not affiliated with Prudential, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the objectivity and accuracy of the appraisal process. The Appraisal Management Firm, under the supervision of the Chief Real Estate Appraiser, approves the selection and scheduling of external appraisals; engages all external appraisers; reviews and provides comments on all external appraisals; prepares all quarterly update appraisals; assists in developing policies and procedures; and assists in the evaluation of the performance and competency of external appraisers, among other responsibilities.

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

               As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of December 31, 2001 and 2000.

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

         D: REVENUE RECOGNITION - Revenue from real estate is earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses and taxes, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense. Dividend income is accrued at the ex-dividend date.

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

         F: MORTGAGE LOANS PAYABLE - Mortgage loans payable are stated at the principal amount of the obligation outstanding.

         G: CASH AND CASH EQUIVALENTS - For purposes of the Consolidated Statements of Cash Flows, all short-term investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of Prudential and are accounted for at market value.

               Cash of $160,635 and $79,300 at December 31, 2001 and 2000,
               respectively, was maintained by the properties for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities.

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

NOTE 3: DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITY Cash paid for interest during the years ended December 31, 2001, 2000, and 1999 was $1,776,701, $732,991, and $145,418, respectively.

During the first and second quarters of 2001, in conjunction with the acquisition of two real estate investments, the consolidated partnerships assumed mortgage loan financing of $9.0 million and $10.3 million, respectively.

During 1999, in conjunction with the acquisition of a real estate investment of one property, a consolidated partnership assumed mortgage loan financing of approximately $10.2 million

NOTE 4:  REAL ESTATE PARTNERSHIP

Real estate partnership is valued at the Partnership's equity in net assets as reflected by the partnership's financial statements with properties valued as indicated in Note 2B above. The partnership's combined financial position at December 31, 2001 and 2000, and results of operations for the years ended December 31, 2001, 2000, and 1999 are summarized as follows:

                                                                      DECEMBER 31,
                                                        2001             2000
                                                     -----------------------------
Partnership Assets and Liabilities
      Real Estate at estimated market value          $28,300,000     $27,080,000
      Other Assets                                     1,877,122       1,470,801
                                                     -----------     -----------
      Total Assets                                    30,177,122      28,550,801
                                                     -----------     -----------
      Mortgage loans payable                          20,648,892      20,669,422
      Other Liabilities                                  918,664         665,365
                                                     -----------     -----------
      Total Liabilities                               21,567,556      21,334,787
                                                     -----------     -----------

      Net Assets                                     $ 8,609,566     $ 7,216,014
                                                     ===========     ===========
Partnership's Share of Net Assets                    $ 6,712,308     $ 5,445,528
                                                     ===========     ===========

                                                                YEAR ENDED DECEMBER 31,
                                                        2001                2000               1999
                                                     ------------------------------------------------
Partnership Operations
      Rental Revenue                                 $4,497,459          $4,223,801          $926,283
      Real Estate Expenses and Taxes                  3,536,948           3,292,500           795,115
                                                     ----------          ----------          --------
      Net Investment Income                            $960,511            $931,301          $131,168
                                                     ==========          ==========          ========
Partnership's Share of Net Investment Income           $686,801            $791,596           $98,375
                                                     ==========          ==========          ========

NOTE 5:  MORTGAGE LOANS PAYABLE:

Debt includes mortgage loans payable as summarized below:

                                    PARTNERSHIP DEBT AS OF 12/31/01   PARTNERSHIP DEBT AS OF 12/31/00      AS OF 12/31/01
                                    -------------------------------   -------------------------------   --------------------
                                                      PARTNERSHIP'S                    PARTNERSHIP'S
                                         100% LOAN       SHARE OF       100% LOAN         SHARE OF      INTEREST    MATURITY
                                          BALANCE     LOAN BALANCE *     BALANCE       LOAN BALANCE *     RATE**      DATE
                                          -------     --------------     -------       -------------      ------      ----
MORTGAGES OF WHOLLY OWNED PROPERTIES & CONSOLIDATED PARTNERSHIPS
Riverbend Apartments                     9,996,863     9,293,084        10,092,355        9,208,265        5.74%***    2006
SIMA Apartment Portfolio                 8,863,334     8,493,733                --               --        7.97%       2006
Hampton Towne Center                    10,134,324     8,709,438                --               --        6.75%       2018
                                        ----------    ----------        ----------        ---------
Total                                   28,994,521    26,496,255        10,092,355        9,208,265



MORTGAGE LOANS ON EQUITY PARTNERSHIP

KCP - Ten Quiviria                6,946,631            5,121,057         6,953,113      5,246,819   8.16%    2007
KCP - Ten Quiviria Parcel           999,306              736,688         1,000,238        754,780   8.16%    2007
KCP - Cherokee Hill               3,212,174            2,368,015         3,215,341      2,426,296   7.79%    2007
KCP - Devonshire                  2,226,609            1,641,456         2,228,686      1,681,767   8.16%    2007
KCP - Willow Creek                1,336,251              985,084         1,338,590      1,010,100   8.63%    2005
KCP - Brywood Center              5,927,921            4,370,064         5,933,453      4,477,383   8.16%    2007
                                 ----------           ----------        ----------     ----------
Total                            20,648,892           15,222,363        20,669,422     15,597,146

TOTAL MORTGAGE LOANS PAYABLE                         $41,718,618                      $24,805,410   7.28%


* Represents the Partnership's interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2001 or 2000. It does not represent the Partnership's legal obligation.

** The Partnership's weighted average interest rate at December 31, 2001 and 2000 were 7.28% and 8.05%, respectively. The weighted average interest rates were calculated using the Partnership's annualized interest expense for each loan (derived using the same percentage as that in (*) above) divided by the Partnership's share of total debt.

***  Variable Rate Debt.

The interest rate on the variable rate debt is adjusted annually. The rate is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The change from year to year may not be more than 2%. At December 31, 2001 and 2000, the rate was 5.735% and 7.735%, respectively.

As of December 31, 2001, the mortgage loans payable were payable as follows:

   YEAR ENDING DECEMBER 31,                             (000'S)
   ------------------------                          ----------
            2002                                           $678
            2003                                            736
            2004                                            787
            2005                                            843
            2006                                         17,711
       Thereafter                                         8,240
                                                     ----------
            Total                                       $28,995
                                                     ==========

The mortgages payable are secured by real estate investments with an estimated market value of $55,500,000. Based on borrowing rates available to the Partnership at December 31, 2001 for loans with similar terms and average maturities, the carrying value of the Partnership's mortgages on the consolidated partnerships approximates its estimated fair value. Different assumptions or changes in future market conditions could significantly affect estimated market value.

NOTE 6:  CONCENTRATION RISK OF REAL ESTATE INVESTMENTS

At December 31, 2001, the Partnership had real estate investments located throughout the United States. The diversification of the account's holdings based on the estimated market values and established NCREIF regions is as follows:

The above future minimum base rental payments exclude residential lease agreements, which accounted for 24% of the Partnership's 2001 annual rental income.

                                           ESTIMATED
                                         MARKET VALUE
     REGION               REGION %          (000'S)
---------------------------------------------------------
Southeast                    42%                  $85,308
East North Central           17%                   34,379
Mideast                      16%                   32,808
Pacific                      15%                   30,088
Mountain                     7%                    15,388
West North Central           3%                    $6,712
                                                 --------
       Total                                     $204,683
                                                 ========

 NOTE 7:  LEASING ACTIVITY

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2002 to 2018. At December 31, 2001, the aggregate future minimum base rental payments under non-cancelable operating leases by year and in the aggregate are as follows:

    YEAR ENDING DECEMBER 31,                        (000'S)
    ------------------------                      ---------
           2002                                     $11,725
           2003                                       9,149
           2004                                       7,208
           2005                                       6,716
           2006                                       5,990
         Thereafter                                  21,295
                                                  ---------
           Total                                    $62,083
                                                  =========

The above future minimum base rental payments exclude residential lease agreements, which accounted for 24% of the Partnership's 2001 annual rental income.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment are utilized for property acquisitions, and returned to Prudential on an ongoing basis from contract owners' net contributions and other available cash. The amount of the commitment is reduced by $10 million for every $100 million in current value net assets of the Partnership. Thus, with $198 million in net assets, the commitment has been automatically reduced to $90 million. As of December 31, 2001, the cost basis of Prudential's equity interest in the Partnership under this commitment (held through the Real Property Accounts) was $44 million. Prudential intends to terminate this commitment at the end of the 2002 fiscal year.

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the Partnership.

NOTE 9:  RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2001, 2000 and 1999 management fees incurred by the Partnership were $2.7 million for each of the three years.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the years ended December 31, 2001, 2000 and 1999 were $118,972; $116,630; and $116,463, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

During the years ended December 31, 2001, 2000 and 1999, the Partnership made the following distributions to the Partners:

        YEAR ENDING DECEMBER 31,                        (000'S)
        ------------------------                        --------
                2001                                    $18,000
                2000                                     22,000
                1999                                     36,000

                      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                            SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                          DECEMBER 31, 2001
                      ----------------------------------------------------------


                        INITIAL COSTS TO THE PARTNERSHIP
                      -----------------------------------    COSTS
                                                          CAPITALIZED
                                              BUILDING &  SUBSEQUENT TO
DESCRIPTION           ENCUMBRANCES    LAND   IMPROVEMENTS  ACQUISITION
--------------------- ------------ --------- ------------ -------------
Properties:

Office Building
Lisle, IL               None       1,780,000  15,743,881     5,037,547

Garden Apartments
Atlanta, GA             None       3,631,212  11,168,904       896,490 (b)

Retail Shopping Center
Roswell, GA             None       9,454,622  21,513,677     1,910,005

Office/Warehouse
Bolingbrook, IL         None       1,373,199   7,302,518       363,903

Garden Apartments
Raleigh, NC             None       1,623,146  14,135,553       182,140

Office Building
Brentwood, TN           None       1,797,000   6,588,451     1,592,218

Office Park
Oakbrook Terrace, IL    None       1,313,310  11,316,883     1,385,288

Office Building
Beaverton, OR           None         816,415   9,897,307     1,275,482

Industrial Building
Salt Lake City, UT      None         582,457   4,805,676     1,179,974

Industrial Building
Aurora, CO              None       1,338,175   7,202,411     1,590,931

Office Complex
Brentwood, TN           None       2,425,000   7,063,755       123,268

                                  ---------- -----------   -----------
                                  26,134,536 116,739,016    15,537,246
                                  ========== ===========   ===========

                      THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
                            SCHEDULE III - REAL ESTATE OWNED: PROPERTIES
                                          DECEMBER 31, 2001
                      ------------------------------------------------------------

                                            GROSS AMOUNT AT WHICH
                                           CARRIED AT CLOSE OF YEAR
                       -----------------------------------------------------------

                                 BUILDING &                    YEAR OF      DATE
DESCRIPTION              LAND   IMPROVEMENTS TOTAL (A)(B)(C) CONSTRUCTION ACQUIRED
--------------------- --------- ------------ --------------- ------------ --------
Properties:

Office Building
Lisle, IL              1,780,000  20,781,428   22,561,428        1985     Apr., 1988

Garden Apartments
Atlanta, GA            3,631,212  12,065,394   15,696,606        1987     Apr., 1988

Retail Shopping Center
Roswell, GA            9,462,951  23,415,353   32,878,304        1988     Jan., 1989

Office/Warehouse
Bolingbrook, IL        1,373,199   7,666,421    9,039,620        1989     Feb., 1990

Garden Apartments
Raleigh, NC            1,623,146  14,317,693   15,940,839        1995     Jun., 1995

Office Building
Brentwood, TN          1,797,377   8,180,292    9,977,669        1982     Oct., 1995

Office Park
Oakbrook Terrace, IL   1,313,821  12,701,660   14,015,481        1988     Dec., 1995

Office Building
Beaverton, OR            844,751  11,144,453   11,989,204        1995     Dec., 1996

Industrial Building
Salt Lake City, UT       702,323   5,865,784    6,568,107        1997     Jul., 1997

Industrial Building
Aurora, CO             1,415,159   8,716,358   10,131,517        1997     Sep., 1997

Office Complex
Brentwood, TN          2,453,117   7,158,906    9,612,023        1987     Oct., 1997

                      ---------- -----------  -----------
                      26,397,056 132,013,742  158,410,798
                      ========== ===========  ===========

                                                    2001                 2000                   1999
                                             -----------------     ------------------     ----------------
(a)       Balance at beginning of year            154,613,404            172,606,825          170,045,055
            Additions:
             Acquisitions                                   0                      0                    0
             Improvements, etc.                     3,797,394              2,480,354            2,561,770
            Deletions:
             Sale                                           0            (20,473,775)                   0
                                             -----------------     ------------------     ----------------
          Balance at end of year                  158,410,798            154,613,404          172,606,825
                                             =================     ==================     ================

(b)       Net of $1,000,000 settlement received from lawsuit.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
            SCHEDULE III - REAL ESTATE OWNED: INTEREST IN PROPERTIES
                                DECEMBER 31, 2001

                                              INITIAL COSTS TO THE
                                                  PARTNERSHIP                COSTS
                                          -----------------------------    CAPITALIZED
                           ENCUMBRANCES                   BUILDING &       SUBSEQUENT TO
     DESCRIPTION           AT 12/31/01       LAND        IMPROVEMENTS      ACQUISITION
-----------------------  ---------------  -----------   ----------------  ----------------
Interest in Properties:

Garden Apartments
Jacksonville, FL             9,996,863      2,750,000     14,650,743        2,310,482

Retail Shopping Center
Kansas City MO and KS *     15,222,363      5,710,916     15,211,504          223,293

Garden Apartments
Gresham/Salem, OR            8,863,334      3,063,000     15,318,870          433,212

Retail Shopping Center
Hampton, VA                 10,134,324      2,339,100     12,767,956                0

                         ---------------  -----------   ----------------  ----------------
                            44,216,884     13,863,016     57,949,073        2,966,987
                         ===============  ===========   ================  ================
                                                            GROSS AMOUNT AT WHICH
                                                           CARRIED AT CLOSE OF YEAR
                            ----------------------------------------------------------------------------------------
                                            BUILDING &                            YEAR OF                DATE
                                LAND        IMPROVEMENTS    TOTAL(a)(b)(c)      CONSTRUCTION            ACQUIRED
-----------------------     ------------ ----------------- ----------------   ----------------      ----------------
     DESCRIPTION
Interest in Properties:

Garden Apartments
Jacksonville, FL             2,750,000     16,961,225       19,711,225             1973               Sept., 1999

Retail Shopping Center
Kansas City MO and KS *      5,710,916     15,434,797       21,145,713         Various Ranging        Sept., 1999
                                                                               From 1972-1992
Garden Apartments
Gresham/Salem, OR            3,063,000     15,752,082       18,815,082         Various Ranging        Feb., 2001
                                                                               From 1971-1983

Retail Shopping Center       2,339,100     12,767,956       15,107,056              1998              May, 2001

                            ------------ ----------------- ----------------
Hampton, VA                 13,863,016     60,916,060       74,779,076
                            ============ ================= ================

                                                       2001           2000             1999
                                                    ----------      ----------     -----------
(a)    Balance at beginning of year                 25,121,329      22,587,869               0
         Additions:
          Acquisitions                              33,488,926               0      38,556,018
          Improvements, etc.                         1,674,862       2,162,457               0
         Deletions:
          Sale                                               0               0               0

       Encumbrances on Joint Ventures
         accounted for by the equity method            374,783         371,003     (15,968,149)

       Balance at end of year                       60,659,900      25,121,329      22,587,869
                                                    ----------      ----------     -----------

* Partnership interest accounted for by the equity method.