Form 10-Q
period 2003-06-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2003-08-14
CIK 801348

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


              213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102-2992
          ------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (800) 778-2255
          ------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.                    YES [X]   NO [_]

AMENDMENT ______________________________________________________________________

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN  ACCELERATED  FILER (AS
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).                  YES [_]   NO [X]


END OF AMENDMENT _______________________________________________________________

================================================================================

                          PRUCO LIFE VARIABLE CONTRACT
                              REAL PROPERTY ACCOUNT
                                  (REGISTRANT)


                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A.   PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

         Statements of Net Assets--June 30, 2003 and December 31, 2002.......  3

         Statements of Operations--Six and Three Months Ended
         June 30, 2003 and 2002..............................................  3

         Statements of Changes in Net Assets--
         Six and Three Months Ended June 30, 2003 and 2002...................  3

         Notes to the Financial Statements of the Account....................  4

B.   THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

         Consolidated Statements of Assets and Liabilities--
         June 30, 2003 and December 31, 2002.................................  7

         Consolidated Statements of Operations--
         Six and Three Months Ended June 30, 2003 and 2002...................  8

         Consolidated Statements of Changes in Net Assets--
         Six and Three Months Ended June 30, 2003 and 2002...................  9

         Consolidated Statements of Cash Flows--
         Six and Three Months Ended June 30, 2003 and 2002................... 10

         Consolidated Schedules of Investments--
         June 30, 2003 and December 31, 2002................................. 11

         Notes to the Financial Statements of the Partnership................ 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risks......... 22

Item 4.  Controls and Procedures............................................. 23

PART II--OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders................. 24

Item 6.  Exhibits and Reports on Form 8-K.................................... 24

Signature Page............................................................... 26

                             FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2003 and December 31, 2002               JUNE 30, 2003
                                                   (UNAUDITED)     DECEMBER 31, 2002
                                                  -------------    -----------------
ASSETS
Investment in The Prudential Variable Contract
  Real Property Partnership ..................    $101,283,481        $101,048,531
                                                  ------------        ------------
Net Assets ...................................    $101,283,481        $101,048,531
                                                  ============        ============
NET ASSETS, representing:
Equity of contract owners ....................    $ 74,458,792        $ 75,909,090
Equity of Pruco Life Insurance Company .......      26,824,689          25,139,441
                                                  ------------        ------------
                                                  $101,283,481        $101,048,531
                                                  ============        ============
Units outstanding ............................      46,611,556          46,460,669
                                                  ============        ============


STATEMENTS OF OPERATIONS
For the six and three months ended
June 30, 2003 and 2002                         1/1/2003-6/30/2003   1/1/2002-6/30/2002   4/1/2003-6/30/2003   4/1/2002-6/30/2002
                                                   (UNAUDITED)         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                               ------------------   ------------------   ------------------   ------------------
INVESTMENT INCOME
Net investment income from
  Partnership operations .....................    $  2,639,804         $  3,098,415         $  1,337,329         $  1,495,442
                                                  ------------         ------------         ------------         ------------
EXPENSES
Charges to contract owners for assuming
  mortality risk and expense risk and
  for administration .........................         228,218              234,474              113,953              119,524
                                                  ------------         ------------         ------------         ------------
NET INVESTMENT INCOME ........................       2,411,586            2,863,941            1,223,376            1,375,918
                                                  ------------         ------------         ------------         ------------
NET REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS
Net change in unrealized (loss) on
  investments in Partnership .................      (2,660,313)          (3,964,229)            (334,911)          (1,894,307)
Net realized gain (loss) on sale of
  investments in Partnership .................         255,459                 (865)                   0                    0
                                                  ------------         ------------         ------------         ------------
NET GAIN (LOSS) ON INVESTMENTS ...............      (2,404,854)          (3,965,094)            (334,911)          (1,894,307)
                                                  ------------         ------------         ------------         ------------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS ...........    $      6,732         $ (1,101,153)        $    888,465         $   (518,389)
                                                  ============         ============         ============         ============


STATEMENTS OF CHANGES IN NET ASSETS
For the six and three months ended
June 30, 2003 and 2002                         1/1/2003-6/30/2003   1/1/2002-6/30/2002   4/1/2003-6/30/2003   4/1/2002-6/30/2002
                                                   (UNAUDITED)         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                               ------------------   ------------------   ------------------   ------------------
OPERATIONS
Net investment income ........................    $  2,411,586         $  2,863,941         $  1,223,376         $  1,375,918
Net change in unrealized (loss) on
  investments in Partnership .................      (2,660,313)          (3,964,229)            (334,911)          (1,894,307)
Net realized gain (loss) on sale of
  investments in Partnership .................         255,459                 (865)                   0                    0
                                                  ------------         ------------         ------------         ------------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS ...........           6,732           (1,101,153)             888,465             (518,389)
                                                  ------------         ------------         ------------         ------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners ...........      (1,387,158)          (1,190,881)            (757,622)            (522,534)
Net contributions by
  Pruco Life Insurance Company ...............       1,615,376            1,425,356              871,575              642,059
                                                  ------------         ------------         ------------         ------------
NET INCREASE (DECREASE) IN
  NET ASSETS RESULTING FROM
  CAPITAL TRANSACTIONS .......................         228,218              234,475              113,953              119,525
                                                  ------------         ------------         ------------         ------------
TOTAL INCREASE (DECREASE)
  IN NET ASSETS ..............................         234,950             (866,678)           1,002,418             (398,864)
NET ASSETS
Beginning of period ..........................     101,048,531          108,557,379          100,281,063          108,089,565
                                                  ------------         ------------         ------------         ------------
End of period ................................    $101,283,481         $107,690,701         $101,283,481         $107,690,701
                                                  ============         ============         ============         ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      NOTES TO THE FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

The interim financial data as of June 30, 2003 and for the six and three months ended June 30, 2003 and June 30, 2002 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B. INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At June 30, 2003 and December 31, 2002 the Real Property Account's interest in the Partnership was 54.8% or 4,190,321 shares.

C. INCOME RECOGNITION

Net  investment  income  and  realized  and  unrealized  gains  and  losses  are
recognized   daily.   Amounts  are  based  upon  the  Real  Property   Account's
proportionate interest in the Partnership.

D. EQUITY OF PRUCO LIFE INSURANCE COMPANY

Pruco Life maintains a position in the Real Property Account for liquidity purposes including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not have an effect on the contract owner's account or the related unit value.

NOTE 3: INVESTMENT INFORMATION FOR THE PRUDENTIAL VARIABLE
CONTRACT REAL PROPERTY PARTNERSHIP


The number of shares (rounded) held by the Real Property Account in the Partnership, the Partnership net asset value per share (rounded) and the aggregate cost of investments in the Real Property Account's shares held at June 30, 2003 and December 31, 2002 were as follows:

                                            JUNE 30, 2003
                                             (UNAUDITED)       DECEMBER 31, 2002
                                            ------------       -----------------

NUMBER OF SHARES (ROUNDED):                   4,190,321            4,190,321
NET ASSET VALUE PER SHARE (ROUNDED):           $24.17               $24.11
COST:                                        $45,312,828          $45,312,828

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

NOTE 6: NET WITHDRAWALS BY CONTRACT OWNERS

Contract owner activity for the real estate investment option in Pruco Life's variable insurance and variable annuity products for the six and three months ended June 30, 2003 and 2002, were as follows:

                            SIX MONTHS ENDED               THREE MONTHS ENDED
                                JUNE 30,                        JUNE 30,
                          2003            2002            2003           2002
                       ----------      ----------       --------       --------
                              (UNAUDITED)                     (UNAUDITED)

VAL                    $1,154,787      $  918,643       $639,651       $459,133
VLI                        45,919          74,523         (1,912)         9,923
SPVA                       35,452            (298)        34,262           (338)
SPVL                      151,000         198,013         85,621         53,816
                       ----------      ----------       --------       --------
TOTAL                  $1,387,158      $1,190,881       $757,622       $522,534
                       ==========      ==========       ========       ========

NOTE 7: PARTNERSHIP DISTRIBUTIONS

As of June 30, 2003, no distributions had been made for the current year from the Partnership. For the year ended December 31, 2002, the Partnership made distributions of $16.1 million. The Pruco Life Real Property Account's share of this distribution was $8.8 million.

NOTE 8: UNIT INFORMATION

Outstanding units and unit values at June 30, 2003 and December 31, 2002 were as follows:

                                      JUNE 30, 2003
                                       (UNAUDITED)             DECEMBER 31, 2002
                                    ------------------        ------------------

UNITS OUTSTANDING:                      46,611,556                46,460,669
UNIT VALUE:                         1.96497 to 2.28104        1.97263 to 2.27966

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                    JUNE 30, 2003   DECEMBER 31,
                                                      (UNAUDITED)       2002
                                                     ------------   ------------
ASSETS
REAL ESTATE INVESTMENTS--At estimated market value:
   Real estate and improvements
      (cost: 06/30/2003--$213,240,126;
      12/31/2002--$215,592,277) ...................  $190,361,705   $196,631,183
   Real estate partnership
      (cost: 06/30/2003--$10,159,009;
      12/31/2002--$9,931,394) .....................     8,636,250      8,978,324
                                                     ------------   ------------
        Total real estate investments .............   198,997,955    205,609,507
   CASH AND CASH EQUIVALENTS ......................    32,348,054     18,591,149
   OTHER ASSETS (net of allowance
   for uncollectible accounts:
      06/30/2003--$59,100; 12/31/2002--$69,000) ...     5,370,080      5,519,457
                                                     ------------   ------------
        Total assets ..............................  $236,716,089   $229,720,113
                                                     ============   ============

LIABILITIES
MORTGAGE LOANS PAYABLE ............................    44,013,633     35,699,108
ACCOUNTS PAYABLE AND ACCRUED EXPENSES .............     2,849,288      3,092,098
DUE TO AFFILIATES .................................       940,014        907,503
OTHER LIABILITIES .................................       936,378        911,245
MINORITY INTEREST .................................     3,194,627      4,756,653
                                                     ------------   ------------
        Total liabilities .........................    51,933,940     45,366,607
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY ..................................   184,782,149    184,353,506
                                                     ------------   ------------
        Total liabilities and partners' equity ....  $236,716,089   $229,720,113
                                                     ============   ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD .....     7,644,848      7,644,848
                                                     ============   ============
SHARE VALUE AT END OF PERIOD ......................  $      24.17   $      24.11
                                                     ============   ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                       ---------------------------------         ---------------------------------
                                                           2003                 2002                 2003                 2002
                                                       ------------         ------------         ------------         ------------
INVESTMENT INCOME:
   Revenue from real estate and improvements ......    $ 12,132,657         $ 13,246,936         $  5,908,155         $  6,704,321
   Equity in income of real estate partnership ....         304,963               65,770              144,227              (10,272)
   Interest on short-term investments .............         127,222              226,556               61,808              120,452
                                                       ------------         ------------         ------------         ------------
      Total investment income .....................      12,564,842           13,539,262            6,114,190            6,814,501
                                                       ------------         ------------         ------------         ------------
EXPENSES:
   Investment managment fee .......................       1,186,192            1,244,087              608,606              625,850
   Real estate taxes ..............................       1,332,764            1,394,145              664,973              689,497
   Administrative .................................       1,618,904            1,606,971              813,759              937,380
   Operating ......................................       2,318,871            2,521,919            1,004,299            1,266,011
   Interest expense ...............................       1,159,839            1,018,066              578,571              527,982
   Minority interest ..............................         132,200               98,513                4,151               38,138
                                                       ------------         ------------         ------------         ------------
      Total investment expenses ...................       7,748,770            7,883,701            3,674,359            4,084,858
                                                       ------------         ------------         ------------         ------------
NET INVESTMENT INCOME .............................       4,816,072            5,655,561            2,439,831            2,729,643
                                                       ------------         ------------         ------------         ------------
REALIZED AND UNREALIZED LOSS ON
   REAL ESTATE INVESTMENTS
Net proceeds from real estate
   investments sold ...............................       5,689,488                6,075                   --                   --
   Less: Cost of real estate investments sold .....       6,620,263                7,653                   --                   --
         Realization of prior periods' unrealized
         loss on real estate investments sold .....      (1,396,836)                  --                   --                   --
                                                       ------------         ------------         ------------         ------------
   Net realized gain (loss) on real estate
   investments sold ...............................         466,061               (1,578)                  --                   --
                                                       ------------         ------------         ------------         ------------
   Change in unrealized loss on real estate
   investments ....................................      (5,883,852)          (7,451,488)          (1,617,269)          (3,635,059)
   Less: Minority interest in unrealized loss
   on investments .................................      (1,030,362)            (215,550)          (1,006,255)            (177,366)
                                                       ------------         ------------         ------------         ------------
   Net unrealized loss on real estate
   investments ....................................      (4,853,490)          (7,235,938)            (611,014)          (3,457,693)
                                                       ------------         ------------         ------------         ------------
NET REALIZED AND UNREALIZED LOSS
   ON REAL ESTATE INVESTMENTS .....................      (4,387,429)          (7,237,516)            (611,014)          (3,457,693)
                                                       ------------         ------------         ------------         ------------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS ......................    $    428,643         $ (1,581,955)        $  1,828,817         $   (728,050)
                                                       ============         ============         ============         ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                              2003              2002
                                                                          ------------      ------------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS:
   Net investment income .............................................    $  4,816,072      $  5,655,561
   Net gain (loss) realized on real estate investments sold ..........         466,061            (1,578)
   Net unrealized loss from real estate investments ..................      (4,853,490)       (7,235,938)
                                                                          ------------      ------------
   Net increase (decrease) in net assets resulting from operations ...         428,643        (1,581,955)
                                                                          ------------      ------------
NET INCREASE (DECREASE) IN NET ASSETS ................................         428,643        (1,581,955)
NET ASSETS--Beginning of period ......................................     184,353,506       198,150,636
                                                                          ------------      ------------
NET ASSETS--End of period ............................................    $184,782,149      $196,568,681
                                                                          ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS        SIX MONTHS
                                                                                             ENDED             ENDED
                                                                                         JUNE 30, 2003     JUNE 30, 2002
                                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) increase in net assets resulting from operations ........      $   428,643       $(1,581,955)
   Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash flows from operating activities:
         Net realized and unrealized loss on investments ...........................        4,387,429         7,237,516
         Equity in income of real estate partnership in excess/
           (less than) distributions ...............................................          644,015           (65,771)
         Minority interest from operating activities ...............................          132,200            98,513
         Bad debt expense ..........................................................           60,216            49,499
         Increase in:
           Dividend receivable .....................................................               --            20,802
           Other assets ............................................................           89,160            53,599
         (Decrease) Increase in:
           Accounts payable and accrued expenses ...................................         (242,810)         (489,052)
           Due to affiliates .......................................................           32,511            (1,876)
           Other liabilities .......................................................           25,133           (37,137)
                                                                                          -----------       -----------
   Net cash flows from operating activities ........................................        5,556,497         5,284,138
                                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ..................................        5,689,488             6,075
   Additions to real estate ........................................................       (2,705,215)       (1,140,767)
   Additions to real estate partnership ............................................         (871,630)       (1,188,535)
                                                                                          -----------       -----------
   Net cash flows from (used in) investing activities ..............................        2,112,643        (2,323,227)
                                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable .....................................         (435,475)         (334,097)
   Proceeds from mortgage loan payable .............................................        8,750,000                --
   Distributions to minority interest partners .....................................       (2,227,226)          (25,697)
   Contributions from minority interest partners ...................................              466            12,304
                                                                                          -----------       -----------
   Net cash flows from (used in) financing activities ..............................        6,087,765          (347,490)
                                                                                          -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................................       13,756,905         2,613,421

CASH AND CASH EQUIVALENTS--Beginning of period .....................................       18,591,149        26,615,645
                                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS--End of period ...........................................      $32,348,054       $29,229,066
                                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for interest ..........................................      $ 1,077,240       $   980,363
                                                                                          ===========       ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             SCHEDULE OF INVESTMENTS

                                                                  JUNE 30, 2003 (UNAUDITED)              DECEMBER 31, 2002
                                                                 ---------------------------      -----------------------------
                                                                                   ESTIMATED                          ESTIMATED
                                                                                    MARKET                             MARKET
                                                                   COST              VALUE             COST             VALUE
                                                                 ------------------------------------------------------------------
REAL ESTATE AND IMPROVEMENTS--
   PERCENTAGE OF NET ASSETS................................                           103.0%                              106.7%

Location                Description
-----------------------------------------------------------------------------------------------------------------------------------
Lisle, IL               Office Building....................    $ 22,950,819     $ 12,593,571      $ 22,857,236      $ 13,854,988
Atlanta, GA             Garden Apartments..................      15,770,893       17,516,158        15,715,772        17,523,063
Roswell, GA             Retail Shopping Center.............      33,041,817       25,499,955        32,895,282        24,903,969
Raleigh, NC             Garden Apartments..................      15,945,326       17,501,490        15,943,836        17,502,998
Brentwood, TN           Office Building....................      10,320,577        8,899,999        10,320,613         9,651,831
Oakbrook Terrace, IL    Office Building....................      14,386,830       10,015,935        14,205,396        11,213,142
Beaverton, OR           Office Building....................      11,890,209       10,400,005        11,890,209        10,800,005
Salt Lake City, UT      Industrial Building................              --               --         6,599,482         5,202,646
Aurora, CO              Industrial Building................      10,659,059       10,213,369        10,294,784        10,557,058
Brentwood, TN           Office Building....................       9,837,483        7,000,043         9,826,195         7,709,345
*Jacksonville, FL       Garden Apartments..................      19,809,351       19,800,000        19,745,855        19,800,000
*Gresham/Salem, OR      Garden Apartments..................      18,886,676       18,125,000        18,838,570        18,600,000
Hampton, VA             Retail Shopping Center.............      18,012,768       19,996,180        16,446,909        19,300,000
*Ocean City, MD         Retail Shopping Center.............      11,728,318       12,800,000        10,012,138        10,012,138
                                                               ------------     ------------      ------------      ------------
                                                               $213,240,126     $190,361,705      $215,592,277      $196,631,183
                                                               ============     ============      ============      ============
REAL ESTATE PARTNERSHIP--
   PERCENTAGE OF NET ASSETS................................                             4.7%                                4.9%

Location                Description
-----------------------------------------------------------------------------------------------------------------------------------
Kansas City, KS; MO     Retail Shopping Centers............    $ 10,159,009      $ 8,636,250       $ 9,931,394       $ 8,978,324
                                                               ====================================================================

* Real estate partnerships accounted for by the consolidation method.

                                                                                    JUNE 30, 2003
                                                                                      (UNAUDITED)              DECEMBER 31, 2002
                                                                               -------------------------   ------------------------
                                                                     FACE                    ESTIMATED                   ESTIMATED
                                                                    AMOUNT        COST      MARKET VALUE      COST      MARKET VALUE
                                                                 -----------   -----------   -----------   -----------  -----------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS............                                    17.5%                       10.1%
Federal Home Loan Banks, 0.95%, July 1, 2003 ..................  $14,786,000   $14,785,610   $14,785,610   $        --   $        --
Federal National Mortgage Assoc., 1.14%, July 7, 2003 .........   12,000,000    11,988,220    11,988,220            --            --
General Elec. Cap Corp., 1.14%, July 10, 2003 .................    1,000,000       999,113       999,113
Federal National Mortgage Assoc., 0.88%, August 6, 2003 .......    3,900,000     3,895,996     3,895,996
Federal National Mortgage Assoc., 1.00%, January 02, 2003 .....    6,928,000            --            --     6,927,615     6,927,615
Federal National Mortgage Assoc., 1.27%, January 17, 2003 .....    1,218,000            --            --     1,217,055     1,217,055
Federal Home Loan Mortgage Corp., 1.27%, January 21, 2003 .....    3,461,000            --            --     3,457,581     3,457,581
Federal National Mortgage Assoc., 1.27%, January 21, 2003 .....    1,288,000            --            --     1,286,819     1,286,819
Federal National Mortgage Assoc., 1.22%, February 10, 2003 ....    1,000,000            --            --       998,611       998,611
Federal National Mortgage Assoc., 1.22%, February 13, 2003 ....    2,070,000            --            --     2,066,913     2,066,913
Federal Farm Credit Banks, 1.22%, February 14, 2003 ...........    1,870,000            --            --     1,867,148     1,867,148
                                                                               -----------   -----------   -----------   -----------
TOTAL CASH EQUIVALENTS ........................................                 31,668,939    31,668,939    17,821,742    17,821,742
CASH ..........................................................                    679,115       679,115       769,407       769,407
                                                                               -----------   -----------   -----------   -----------
TOTAL CASH AND CASH EQUIVALENTS ...............................                $32,348,054   $32,348,054   $18,591,149   $18,591,149
                                                                               ===========   ===========   ===========   ===========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2002 Annual Report on Form 10K.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. FIN 46 applies immediately to variable interest entities created or for which an interest is acquired after January 31, 2003. For all interests in variable interest entities acquired before February 1, 2003, FIN 46 goes into effect for periods beginning after June 15, 2003. The Partnership is evaluating the extent to which our equity investment may need to be consolidated as a result of this Interpretation. The adoption of FIN 46 will not have a material impact on the Partnership's carrying value of this investment.

NOTE 2: DISCLOSURE OF NON-CASH INVESTING ACTIVITY

On April 15, 2003, a buyout of a minority partner's interest in a consolidated retail asset resulted in an increase in the Partnership's basis in the real estate investment of approximately $1.6 million.

NOTE 3: COMMITMENT FROM PARTNER

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

NOTE 4: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2003 and 2002 investment management fees incurred by the Partnership were $1,186,192 and $1,244,087 respectively. Management fees incurred by the Partnership for the three months ended June 30, 2003 and 2002 were $608,606 and $625,850 respectively.

The Partnership also reimburses Prudential for certain administrative services rendered by Prudential. The amounts incurred for the six months ended June 30, 2003 and 2002 were $58,315 for each period, and are classified as administrative expense in the Consolidated Statements of Operations. Administrative expenses for the three months ended June 30, 2003 and 2002 were $29,157 for each period.

NOTE 5: DEBT

On June 27, 2003, a wholly owned property obtained loan financing in the amount of $8.75 million, with a fixed interest rate of 3.09%. The loan matures in five years with monthly payments of interest only and a balloon payment upon maturity.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

NOTE 6: FINANCIAL HIGHLIGHTS

                                                             FOR THE SIX MONTHS
                                                                   ENDED
                                                             ------------------
                                                             JUNE 30,   JUNE 30,
                                                              2003       2002
                                                             ------     ------
PER SHARE(UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period .....................   $24.11     $23.82
Income From Investment Operations:
Net Investment income, before management fee .............   $ 0.79     $ 0.83
Management fee ...........................................    (0.16)     (0.15)
Net realized and unrealized (loss) gain on investments ...    (0.57)     (0.87)
                                                             ------     ------
Net Decrease in Net Assets Resulting from Operations .....     0.06      (0.19)
                                                             ------     ------
NET ASSET VALUE, END OF PERIOD ...........................   $24.17     $23.63
                                                             ======     ======
(a)  Total Return before Management Fee: .................     0.88%     (0.17)%

RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ..................     $185       $197
   Ratios to average net assets (b):
      Management Fee .....................................     0.65%      0.63%
      Net Investment Income, before Management Fee .......     3.27%      3.55%


(a) Total Return before Management Fee is calculated by linking quarterly returns which are calculated using the formula below:

       Net Investment Income + Net Realized and Unrealized Gains/(Losses)
--------------------------------------------------------------------------------
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

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

The following analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the Financial Statements and the related Notes to the Financial Statements herein.

(A)  LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Partnership's liquid assets consisting of cash and cash equivalents were $32.3 million, an increase of $13.7 million from $18.6 million at December 31, 2002. This increase was primarily due to an increase in net cash flows from operations, the sale of the industrial property located in Salt Lake City, Utah on January 28, 2003, the sale of one of the retail centers located in Kansas City, Missouri on April 23, 2003, and mortgage proceeds of $8.75 million received in connection with financing placed on the apartment complex located in Raleigh, North Carolina on June 27, 2003. Sources of liquidity include net cash flow from property operations, interest from short-term investments, sales, financing and operational positions maintained by the Partners. These operational positions may be periodically withdrawn by the Partners from available cash.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At June 30, 2003, 13.7% of the Partnership's total assets consisted of cash and short-term obligations.

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

The Partners did not withdraw any operational positions during the first six months of either 2003 or 2002. Withdrawals of operational positions may be made by the Partners during 2003 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first six months of 2003, the Partnership spent approximately $2.7 million in capital expenditures on wholly owned and consolidated properties. Approximately $1.7 million was associated with the development of the retail center located in Ocean City, Maryland. The remaining $0.9 million balance was primarily associated with leasing at the industrial building located in Aurora, Colorado, the office located in Oakbrook Terrace, Illinois, the retail center located in Roswell, Georgia, and the office located in Lisle, Illinois. The Partnership also increased its investment in real estate partnerships by approximately $0.2 million in connection with the redevelopment and expansion of the retail centers located in Kansas City, Missouri.

(B)  RESULTS OF OPERATIONS

The  following  is  a  brief  year-to-date  and  quarterly   comparison  of  the
Partnership's results of operations for the periods ended June 30, 2003 and 2002.

JUNE 30, 2003 VS. JUNE 30, 2002

The following table presents a year-to-date and quarterly comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                               SIX MONTHS ENDED                           QUARTER ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                       --------------------------------          --------------------------------
                                                           2003                 2002                 2003                 2002
                                                       -----------          -----------          -----------          -----------
NET INVESTMENT INCOME:
Office properties .................................    $ 1,085,786          $ 2,629,727          $   439,086          $ 1,278,123
Apartment complexes ...............................      2,061,907            1,559,422            1,187,222              731,556
Retail property ...................................      2,065,901            1,798,448            1,083,914              824,321
Industrial properties .............................        424,218              717,129              198,367              283,825
Equity in income of real estate partnership .......        304,963               65,770              144,227              (10,272)
Other (including interest income,
   investment mgt fee, etc.) ......................     (1,126,703)          (1,114,935)            (612,985)            (377,910)
                                                       -----------          -----------          -----------          -----------
TOTAL NET INVESTMENT INCOME .......................    $ 4,816,072          $ 5,655,561          $ 2,439,831          $ 2,729,643
                                                       -----------          -----------          -----------          -----------
NET UNREALIZED LOSS ON
   REAL ESTATE INVESTMENTS:
Office properties .................................    $(4,606,028)         $(3,644,336)         $  (660,192)         $(2,172,863)
Apartment complexes ...............................       (595,127)          (1,891,874)            (661,411)          (1,072,254)
Retail property ...................................      1,625,319           (1,225,001)             972,930              267,453
Industrial properties .............................       (707,964)             153,140                   --             (233,295)
Interest in real estate partnership ...............       (569,690)            (627,867)            (262,341)            (246,734)
                                                       -----------          -----------          -----------          -----------
TOTAL NET UNREALIZED LOSS ON
   REAL ESTATE INVESTMENTS ........................    $(4,853,490)         $(7,235,938)         $  (611,014)         $(3,457,693)
                                                       -----------          -----------          -----------          -----------

                                                               SIX MONTHS ENDED                           QUARTER ENDED
                                                                   JUNE 30,                                  JUNE 30,
                                                       --------------------------------          --------------------------------
                                                           2003                 2002                 2003                 2002
                                                       -----------          -----------          -----------          -----------
NET REALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS:
Industrial properties .............................    $   466,061          $        --          $        --          $        --
Real estate investment trust ......................             --               (1,578)                  --                   --
                                                       -----------          -----------          -----------          -----------
TOTAL NET REALIZED GAIN (LOSS) ON
   REAL ESTATE INVESTMENTS ........................        466,061               (1,578)                  --                   --
                                                       -----------          -----------          -----------          -----------
NET REALIZED AND UNREALIZED LOSS ON
   REAL ESTATE INVESTMENTS ........................    $(4,387,429)         $(7,237,516)         $  (611,014)         $(3,457,693)
                                                       -----------          -----------          -----------          -----------

The Partnership's net investment income for the six months ended June 30, 2003 was $4.8 million, a decrease of $0.8 million from $5.6 million when compared to the corresponding period in 2002. The Partnership's net investment income for the quarter ended June 30, 2003 was $2.4 million, a decrease of $0.3 million from $2.7 million when compared to the corresponding period in 2002. The decrease is primarily due to increased vacancy within the office portfolio and the sales of the industrial properties in Bolingbrook, Illinois and Salt Lake City, Utah.

Equity in income of real estate partnership was $0.3 million for the first six months of 2003, an increase of $0.2 million from $0.1 million in the corresponding period in 2002. Equity in income of real estate partnership was $0.1 million for the second quarter of 2003, an increase of $0.2 million from ($0.01) million in the corresponding period in 2002. This increase is due to an increase in revenue associated with expansion of the existing grocery store anchor that was completed this quarter.

Interest on short-term investments decreased approximately $0.1 million or 43.8% for the six months ended June 30, 2003 due primarily to a lower average cash balance when compared to the corresponding period in 2002. Interest on short-term investments decreased approximately $0.1 million or 48.7% for the quarter ended June 30, 2003 compared to the corresponding quarter last year due primarily to lower interest rates.

Administrative expense decreased $0.1 million, or 13.2%, in the second quarter of 2003 compared to the corresponding period in 2002. The decrease was primarily due to the Partnership's sale of the two industrial properties in Bolingbrook, Illinois and Salt Lake City, Utah and a slight overall reduction in administrative expense throughout the portfolio.

Operating expense decreased $0.3 million, or 20.7%, in the second quarter of 2003 compared to the corresponding period in 2002. The decrease was primarily due to the Partnership's sale of the two industrial properties in Bolingbrook, Illinois and Salt Lake City, Utah, and a reclassification of 2002 repairs and maintenance expenses to building improvements for the apartment complex located in Gresham/Salem, Oregon during the second quarter of 2003.

Interest expense increased $0.1 million, or 13.9%, in the first six months of 2003 compared to the corresponding period in 2002. This increase was primarily due to the Partnership's assumption of a $7.4 million mortgage loan in conjunction with the acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002.

Minority interest expense increased $0.03 million, or 34.2%, in the first six months of 2003 compared to the corresponding period in 2002. This increase was primarily due to the Partnership's acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002. Minority interest expense decreased $0.03 million, or 89.1%, in the second quarter of 2003 compared to the corresponding period in 2002. This decrease was primarily due to the Partnership's buyout of its minority partner's interest in the retail center located in Hampton, Virginia on April 15, 2003.

The Partnership experienced a net unrealized loss of $4.9 million for the six months ended June 30, 2003 compared to a net unrealized loss of $7.2 million during the corresponding period in 2002. The unrealized losses during the first six months of 2003 were experienced in the office, industrial, apartment, and equity partnership sectors. The office properties recorded an unrealized loss of $4.6 million primarily due to the buildings located in Oakbrook Terrace, Illinois, Lisle, Illinois, and Brentwood, Tennessee; decreases in occupancy coupled with soft market conditions have resulted in reductions in market rental rates and increased leasing costs. The industrial site in Aurora, Colorado experienced an unrealized loss of $0.7 million for the first six months of 2003 due to decreases in market rental rates. The apartment sector also experienced an unrealized loss of $0.6 million primarily associated with the apartment portfolio located in Gresham/Salem, Oregon. The decrease is a result of projected increases in operating expenses. The equity partnership sector also experienced a net unrealized loss of $0.6 million primarily due to capital expenditures that were not reflected as an increase in market value. Offsetting some of these losses were unrealized gains of $1.6 million in the retail sector. Increases in value were primarily due to renovation and re-leasing efforts at the Ocean City, Maryland retail center, a strengthening of market fundamentals at the Hampton, Virginia retail center, and a major tenant at the Roswell, Georgia retail center renewing their lease.

The Partnership experienced a net unrealized loss of $0.6 million for the three months ended June 30, 2003 compared to a net unrealized loss of $3.5 million during the corresponding period in 2002. The unrealized losses for the second quarter were primarily experienced in the office sector ($0.7 million), the apartment sector ($0.7 million), and the equity partnership sector ($0.3 million) for the same reasons discussed previously. Offsetting these unrealized losses were net unrealized gains experienced by the retail sector of $1.0 million for the same reasons discussed previously.

Minority interest in unrealized loss on investments changed approximately $0.8 million from $0.2 million for the six months ended June 30, 2002 to $1.0 million for the corresponding period in 2003. This change was primarily due to the Partnership's buyout of its minority partner's interest in the retail center located in Hampton, Virginia as discussed previously.

OFFICE PROPERTIES

                              NET              NET
                          INVESTMENT       INVESTMENT
                            INCOME           INCOME        APPRECIATION      APPRECIATION      OCCUPANCY        OCCUPANCY
PROPERTY                   06/30/03         06/30/02         06/30/03          06/30/02         06/30/03         06/30/02
                          ----------       ----------       -----------       ----------       ----------       -----------
YEAR TO DATE
Lisle, IL ..............  $  509,643       $  757,535       $(1,355,000)      $  (204,359)         44%              100%
Brentwood, TN ..........     306,981          281,640          (751,796)       (1,429,012)         78%               68%
Oakbrook Terrace, IL ...     (22,763)         541,585        (1,378,642)       (1,121,052)         31%               79%
Beaverton, OR ..........     494,610          549,935          (400,000)          210,877          81%              100%
Brentwood, TN ..........    (202,685)         442,815          (720,590)       (1,100,790)          0%              100%
Morristown, NJ .........          --           56,217                --                --
                          ----------       ----------       -----------       -----------
                          $1,085,786       $2,629,727       $(4,606,028)      $(3,644,336)
                          ----------       ----------       -----------       -----------
QUARTER TO DATE
Lisle, IL ..............  $  122,560       $  380,231       $        --       $  (210,820)
Brentwood, TN ..........     185,984          130,992          (399,964)       (1,200,000)
Oakbrook Terrace, IL ...     (14,516)         277,571           (48,933)         (762,043)
Beaverton, OR ..........     246,541          271,310          (200,000)               --
Brentwood, TN ..........    (101,483)         218,019           (11,295)               --
                          ----------       ----------       -----------        -----------
                          $  439,086       $1,278,123       $  (660,192)       $(2,172,863)
                          ----------       ----------       -----------        -----------


NET INVESTMENT INCOME

Net investment income from property operations for the office sector decreased approximately $1.5 million, or 58.7%, for the six months ended June 30, 2003 when compared to the corresponding period in 2002. Net investment income from property operations for the office sector also decreased approximately $0.8 million, or 65.6%, for the quarter ended June 30, 2003 when compared to the corresponding period in 2002. Decreases in occupancy at one of the Brentwood, Tennessee properties and the Oakbrook Terrace, Illinois office property were the primary reason that net investment income decreased for the office sector.

UNREALIZED LOSS

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $0.7 million during the second quarter of 2003. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approximately $0.4 million primarily due to softening market conditions. The office property located in Beaverton, Oregon experienced an unrealized loss of approximately $0.2 million due to a slight decrease in average market rent.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $2.2 million during the second quarter of 2002. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approximately $1.2 million primarily due to a reduction in market rental rates and softening market conditions. The Oakbrook Terrace, Illinois property experienced a net unrealized loss of approximately $0.8 million primarily due to softening market conditions and the near-term lease expiration of a major tenant at the property that has already vacated. The Lisle, Illinois property experienced a net unrealized loss of approximately $0.2 million primarily due to impending tenant rollover.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $4.6 million during the first six months of 2003. The Oakbrook Terrace, Illinois and Lisle, Illinois properties both experienced a net unrealized loss of approximately $1.4 million primarily due to decreased occupancy, lower market rents, and increased lease up costs. Both Brentwood, Tennessee properties experienced a net unrealized loss of approximately $0.7 million each primarily due to softening market conditions and increased expenses. The office property located in Beaverton, Oregon experienced an unrealized loss of approximately $0.4 million due to the lease expiration of one of the tenants and a slight decrease in average market rent.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $3.6 million during the first six months of 2002. One of the Brentwood, Tennessee properties experienced a net unrealized loss of approximately $1.4 million primarily due to a reduction in market rental rates and softening market conditions. The Oakbrook Terrace, Illinois property experienced a net unrealized loss of approximately $1.1 million primarily due to softening market conditions and the near-term lease expiration of a major tenant at the property. The other Brentwood, Tennessee property experienced a net unrealized loss of approximately $1.1 million primarily due to the move-out of the single tenant at the property in July 2002. The Lisle, Illinois property experienced a net unrealized loss of approximately $0.2 million primarily due to anticipated lease expirations. Offsetting these unrealized losses was an unrealized gain of approximately $0.2 million at the office property located in Beaverton, Oregon. This unrealized gain was attributable to a slight increase in average market rent.

As of June 30, 2003 all vacant spaces were being marketed.

APARTMENT COMPLEXES

                             NET             NET
                         INVESTMENT      INVESTMENT
                           INCOME          INCOME       APPRECIATION      APPRECIATION       OCCUPANCY        OCCUPANCY
PROPERTY                  06/30/03        06/30/02        06/30/03          06/30/02          06/30/03         06/30/02
---------------------    ----------      ---------       -----------       -----------       ---------        -----------
YEAR TO DATE
Atlanta, GA .........    $  442,515      $  345,528       $ (62,026)       $  (557,139)          92%              82%
Raleigh, NC .........       444,574         589,936          (2,998)          (608,160)          95%              85%
Jacksonville, FL ....       641,823         389,130          (6,996)          (393,065)          91%              91%
Gresham/Salem, OR ...       532,995         234,828        (523,107)          (333,510)          88%              94%
                         ----------      ----------       ---------        -----------
                         $2,061,907      $1,559,422       $(595,127)       $(1,891,874)
                         ----------      ----------       ---------        -----------
QUARTER TO DATE
Atlanta, GA .........    $  199,466      $  153,760       $ (33,224)       $  (205,000)
Raleigh, NC .........       225,453         295,394              --                 --
Jacksonville, FL ....       374,588         155,488        (137,706)          (184,782)
Gresham/Salem, OR ...       387,715         126,914        (490,481)          (682,472)
                         ----------      ----------       ---------        -----------
                         $1,187,222      $  731,556       $(661,411)       $(1,072,254)
                         ----------      ----------       ---------        -----------

NET INVESTMENT INCOME

Net investment income from property operations for the apartment sector was $2.1 million for the six months ended June 30, 2003, an increase of $0.5 million, or 32.2%, when compared to the corresponding period in 2002. Net investment income from property operations for the apartment sector was $1.2 million for the quarter ended June 30, 2003, an increase of $0.5 million, or 62.3%, when compared to the corresponding period in 2002. The increases were mainly due to a reclassification of 2002 repairs and maintenance expenses to building improvements for the apartment complex located in Gresham/Salem, Oregon and increased operational efficiencies at the apartment complex located in Jacksonville, Florida during the second quarter of 2003.

UNREALIZED LOSS

The apartment complexes owned by the Partnership experienced a net unrealized loss of $1.1 million in the second quarter of 2002. The apartment portfolio located in Gresham/Salem, Oregon, experienced a net unrealized loss of $0.7 million primarily due to softening market conditions, which resulted in lower short-term occupancy and income projections, and increased rent concessions. The apartment complex located in Atlanta, Georgia also experienced a net unrealized loss of approximately $0.2 million for this same reason. The apartment complex located in Jacksonville, Florida experienced an unrealized loss of $0.2 million due to slightly higher expense estimates and higher rental concessions resulting from soft market conditions.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.6 million for the six months ended June 30, 2003 compared to a net unrealized loss of $1.9 million for the six months ended June 30, 2002. The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.7 million for the quarter ended June 30, 2003. The unrealized loss for year-to-date and quarter-to-date 2003 was mainly attributable to the apartment complex located in Gresham/Salem, Oregon due to an increase in projected operating expenses.

The apartment complexes owned by the Partnership experienced a net unrealized loss of $1.9 million for the six months ended June 30, 2002. Of the unrealized loss experienced in the first six months of 2002, $0.6 million was experienced at each of the apartment complexes located in Raleigh, North Carolina and Atlanta, Georgia. These unrealized losses were due to softening market conditions, which resulted in lower short-term occupancy and income projections, and increased rent concessions. The apartment complex located in Jacksonville, Florida experienced an unrealized loss of $0.4 million due to slightly higher expense estimates and softening market conditions, which resulted in reduced occupancy levels and lower market rents. The apartment portfolio located in Gresham/Salem, Oregon, also experienced a net unrealized loss of $0.3 million primarily due to increases in operating expense levels and softening market conditions, which resulted in lower short-term occupancy and income projections, and increased rent concessions.

As of June 30, 2003, all available vacant units were being marketed.

RETAIL PROPERTIES

                            NET               NET
                        INVESTMENT        INVESTMENT
                          INCOME            INCOME         APPRECIATION      APPRECIATION       OCCUPANCY         OCCUPANCY
PROPERTY                 06/30/03          06/30/02          06/30/03          06/30/02          06/30/03          06/30/02
------------           -----------       -----------       -----------       -----------       -----------       -----------
YEAR TO DATE
Roswell, GA .......    $ 1,342,491       $ 1,458,365       $   449,452       $(1,428,341)            93%              92%
Hampton, VA .......        488,680           340,083           566,617           203,340            100%             100%
Ocean City, MD ....        234,730               N/A           609,250               N/A             97%             N/A
                       -----------       -----------       -----------       -----------
                       $ 2,065,901       $ 1,798,448       $ 1,625,319       $(1,225,001)
                       -----------       -----------       -----------       -----------
QUARTER TO DATE
Roswell, GA .......    $   652,273       $   659,495       $   (17,500)      $     1,053
Hampton, VA .......        270,452           164,826           566,617           266,400
Ocean City, MD ....        161,189               N/A           423,813               N/A
                       -----------       -----------       -----------       -----------
                       $ 1,083,914       $   824,321       $   972,930       $   267,453
                       -----------       -----------       -----------       -----------


NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties was approximately $2.1 million for the six months ended June 30, 2003, an increase of $0.3 million, or 14.9%, when compared to the corresponding period in 2002. Net investment income for the Partnership's retail properties was approximately $1.1 million for the quarter ended June 30, 2003, an increase of $0.3 million, or 31.5%, when compared to the corresponding period in 2002. This increase was primarily due to the Partnership's acquisition of a controlling interest in a retail center located in Ocean City, Maryland in late 2002. Also on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment commencing on the buyout date and going forward.

UNREALIZED GAIN/LOSS

The retail properties experienced a net unrealized gain of $1.0 million for the quarter ended June 30, 2003. These unrealized gains were primarily experienced by the retail centers located in Hampton, Virginia and Ocean City, Maryland for the same reasons as discussed previously.

The retail properties experienced a net unrealized gain of $0.3 million for the quarter ended June 30, 2002. The retail center located in Hampton, Virginia experienced an unrealized gain of $0.3 million due to the addition of 20,000 rentable square feet, as discussed previously. Capital expenditures related to the construction of this new building coupled with the leasing of 75% of the new space drove the increase in value.

The retail properties experienced a net unrealized gain of $1.6 million for the six months ended June 30, 2003. The retail center in Ocean City, Maryland experienced a net unrealized gain of $0.6 million for the first six months of 2003 due to renovation and re-leasing efforts. The retail center located in Hampton, Virginia experienced a net unrealized gain of $0.6 million for the first six months of 2003 due to strengthening market fundamentals. The retail center located in Roswell, Georgia also experienced a net unrealized gain of $0.4 million for the first six months of 2003 due to a major tenant signing a lease renewal.

The retail properties experienced a net unrealized loss of $1.2 million for the six months ended June 30, 2002. The retail center located in Roswell, Georgia experienced a net unrealized loss of $1.4 million for the first six months of 2002 due to increased risk that a major tenant would not renew its lease, coupled with a deteriora-tion in the market position of the property. Offsetting this loss, the retail center located in Hampton, Virginia experienced an unrealized gain of $0.2 million due to the addition of 20,000 rentable square feet. Capital expenditures related to the construction of this new building coupled with the leasing of 75% of the new space have driven the increase in value.

As of June 30, 2003, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

                             NET            NET
                         INVESTMENT     INVESTMENT
                           INCOME         INCOME      APPRECIATION     APPRECIATION     OCCUPANCY        OCCUPANCY
PROPERTY                  06/30/03       06/30/02       06/30/03          06/30/02       06/30/03         06/30/02
------------              --------       --------       ---------        ---------      ---------        ---------
YEAR TO DATE
Aurora, CO ...........    $408,573       $355,560       $(707,964)      $ 494,264           84%              75%
Bolingbrook, IL ......        (146)       154,333              --         (50,230)
Salt Lake City, UT ...      15,791        207,236         466,061        (290,894)
                          --------       --------       ---------       ---------
                          $424,218       $717,129       $(241,903)      $ 153,140
                          --------       --------       ---------       ---------
QUARTER TO DATE
Aurora, CO ...........    $207,529       $172,547       $      --       $  (6,736)
Bolingbrook, IL ......        (146)        16,489              --         (23,156)
Salt Lake City, UT ...      (9,016)        94,789              --        (203,403)
                          --------       --------       ---------       ---------
                          $198,367       $283,825       $      --       $(233,295)
                          --------       --------       ---------       ---------

NET INVESTMENT INCOME

Net investment income from property operations for the industrial properties decreased from $0.7 million for the six months ended June 30, 2002 to $0.4 million for the corresponding period ended June 30, 2003. Net investment income from property operations for the industrial properties decreased from $0.3 million for the quarter ended June 30, 2002 to $0.2 million for the corresponding period ended June 30, 2003. The majority of this decrease was due to the sale of the industrial property located in Bolingbrook, Illinois during the third quarter of 2002 and the sale of the industrial property located in Salt Lake City, Utah during the first quarter of 2003.

UNREALIZED GAIN/LOSS AND REALIZED GAIN

The Aurora, Colorado industrial property owned by the Partnership experienced a net unrealized loss of approximately $0.7 million for the six months ended June 30, 2003 compared to a net unrealized gain of approximately $0.5 million for the six months ended June 30, 2002. The unrealized loss experienced in 2003 is due to soft market conditions.

On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

The three industrial properties owned by the Partnership experienced a net unrealized gain of approximately $0.2 million for the six months ended June 30, 2002. The majority of this unrealized gain was attributable to the Aurora, Colorado industrial property. This gain of approximately $0.5 million was due to an increase in market rents. Offsetting this unrealized gain was the Salt Lake City, Utah facility, which experienced a net unrealized loss of $0.3 million due to capital expenditures at the property that were not reflected as an increase in market value and softening market conditions.

As of June 30, 2003, all vacant spaces were being marketed.

EQUITY IN INCOME OF REAL ESTATE PARTNERSHIP

                                    NET           NET
                                INVESTMENT    INVESTMENT
                                  INCOME        INCOME      APPRECIATION   APPRECIATION    OCCUPANCY      OCCUPANCY
PROPERTY                         06/30/03      06/30/02       06/30/03       06/30/02       06/30/03       06/30/02
------------                     --------       -------      ---------      ---------      ---------      ---------
YEAR TO DATE
Kansas City, KS; MO........      $304,963       $65,770      $(569,690)     $(627,867)         87%            83%

QUARTER TO DATE
Kansas City, KS; MO........      $144,227      $(10,272)     $(262,341)     $(246,734)


NET INVESTMENT INCOME/LOSS

During the six months ended June 30, 2003, income from the investment located in Kansas City, Kansas and Missouri was $0.3 million compared to $0.1 million for the six months ended June 30, 2002. During the quarter ended June 30, 2003, income from the investment located in Kansas City, Kansas and Missouri amounted to $0.1 million compared to ($0.01) million for the six months ended June 30, 2002. This increase is due to an increase in revenue associated with expansion of the existing grocery store anchor that was completed this quarter. On April 23, 2003, one of the retail centers located in Kansas City, Missouri was sold. A gain or loss was not realized on the sale of this investment because all the sale proceeds were used to pay down outstanding preferred return due on the entire portfolio of retail centers located in Kansas City, Kansas and Missouri.

UNREALIZED LOSS

The equity investment experienced a net unrealized loss of $0.6 million for both the six-month periods ended June 30, 2003 and 2002. The equity investment experienced a net unrealized loss of $0.3 million and a net unrealized loss of $0.2 million for the quarter ended June 30, 2003 and 2002, respectively. These unrealized losses were primarily due to renovations from the expansion of the existing grocery store anchor, which were not reflected as an increase in market value.

As of June 30, 2003, all vacant spaces were being marketed.

OTHER

Other net investment income decreased $0.2 million during the quarter ended June 30, 2003 compared to the corresponding period in 2002. Other net investment income includes interest income from short-term investments, investment management fees, and expenses not related to property activities.

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

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of June 30, 2003 and December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 41.33% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at June 30, 2003:

                                              ESTIMATED MARKET
                                                    VALUE            AVERAGE
                                 MATURITY      (IN $ MILLIONS)    INTEREST RATE
                              ------------    ----------------    -------------
Cash equivalents............    0-3 months          $32.3             1.02%

The table below discloses the Partnership's fixed and variable rate debt as of June 30, 2003. Approximately $34.3 million of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt is equal to the 6-month Treasury rate plus 1.565%. It is subject to a maximum of 11.345% and a minimum of 2.345%. The interest rate on the variable rate debt as of June 30, 2003 was 3.235%.


JUNE 30, 2003

DEBT (IN $ THOUSANDS),            7/1/2003-                                                                               ESTIMATED
INCLUDING CURRENT PORTION        12/31/2003    2004        2005          2006       2007     THEREAFTER       TOTAL      FAIR VALUE
-------------------------        ----------    ----       ------       -------      ----     ----------      -------     ----------
Average Fixed Interest Rate ....    5.91%      6.31%        6.29%         5.67%     5.65%         6.75%         7.39%
Fixed Rate .....................    $342       $719       $  774       $ 8,479      $588       $23,373       $34,275       $35,421
Variable Rate ..................     126        242          250         9,121        --            --         9,739         9,601
                                 -------------------------------------------------------------------------------------------------
Total Mortgage Loans Payable ...    $468       $961       $1,024       $17,600      $588       $23,373       $44,014       $45,022
                                 -------------------------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our President and Chief Accounting Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules
13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, the President and Chief Accounting Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      11.     Not applicable.

      12.     Not applicable.

      13.     None.

      18.     None

      21.     Not applicable.

      22.     Not applicable.

      23.     None.

      24.     Not applicable.

      27.     Not applicable.

      31.1 Certification of President required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Accounting Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of President required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Accounting Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                          PRUCO LIFE INSURANCE COMPANY
                                  IN RESPECT OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
               --------------------------------------------------
                                  (REGISTRANT)


Date:    August 14, 2003                       By: /s/ Andrew J. Mako
         ---------------                          -----------------------------
                                                       Andrew J. Mako
                                                       President and Director




Date:    August 14, 2003                       By: /s/ William J. Eckert, IV
         ---------------                          -----------------------------
                                                       William J. Eckert, IV
                                                       Chief Accounting Officer