Form 10-Q
period 2004-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2004-05-14
CIK 801348

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----
Cover Page ..................................................................  1

Index .......................................................................  2

Forward-Looking Statement Disclosure ........................................  3

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

A.  PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

        Statements of Net Assets--March 31, 2004 and December 31, 2003 ......  4

        Statements of Operations--Three Months Ended
        March 31, 2004 and 2003 .............................................  4

        Statements of Changes in Net Assets--Three Months Ended
        March 31, 2004 and 2003 .............................................  4

        Notes to the Financial Statements of the Account ....................  5

B. THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

        Consolidated Statements of Assets and Liabilities--
        March 31, 2004 and December 31, 2003 ................................  8

        Consolidated Statements of Operations--Three Months Ended
        March 31, 2004 and 2003 .............................................  9

        Consolidated Statements of Changes in Net Assets--
        Three Months Ended March 31, 2004 and 2003 .......................... 10

        Consolidated Statements of Cash Flows--Three Months Ended
        March 31, 2004 and 2003 ............................................. 11

        Consolidated Schedules of Investments--March 31, 2004 and
        December 31, 2003 ................................................... 12

        Notes to the Financial Statements of the Partnership ................ 14

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................... 16

Item 3. Quantitative and Qualitative Disclosures About Market Risks ......... 22

Item 4. Controls and Procedures ............................................. 22

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ................. 23

Item 6. Exhibits and Reports on Form 8-K .................................... 23

Signature Page .............................................................. 25

FORWARD-LOOKING STATEMENT DISCLOSURE

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects", "believes", "anticipates", "includes", "plans", "assumes", "estimates", "projects", "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning  future  developments  and their  potential  effects  upon Pruco Life
Insurance Company ("the Company") or the Pruco Life Variable Contract Real Property Account (the "Real Property Account"). There can be no assurance that future developments affecting the Company or the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; economic conditions in local markets in which the properties in the Real Property Account are located; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                             FINANCIAL STATEMENTS OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
March 31, 2004 and December 31, 2003                                          MARCH 31, 2004
                                                                                (UNAUDITED)       DECEMBER 31, 2003
                                                                               ------------          ------------
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership ...   $100,898,552          $100,148,190
                                                                               ------------          ------------
Net Assets .................................................................   $100,898,552          $100,148,190
                                                                               ============          ============
NET ASSETS, representing:
Equity of contract owners ..................................................   $ 73,759,525          $ 74,406,535
Equity of Pruco Life Insurance Company .....................................     27,139,027            25,741,655
                                                                               ------------          ------------
                                                                               $100,898,552          $100,148,190
                                                                               ============          ============
Units outstanding ..........................................................     45,383,041            45,311,604
                                                                               ============          ============
Portfolio shares held ......................................................      4,061,676             4,061,676
Portfolio net asset value per share ........................................   $      24.84          $      24.66

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003                          1/1/2004-3/31/2004    1/1/2003-3/31/2003
                                                                               (UNAUDITED)            (UNAUDITED)
                                                                               ------------          ------------
INVESTMENT INCOME
Net investment income from Partnership operations ..........................   $  1,059,722          $  1,302,475
                                                                               ------------          ------------
EXPENSES
Charges to contract owners for assuming mortality risk and expense risk
  and for administration ...................................................        112,253               114,265
                                                                               ------------          ------------
NET INVESTMENT INCOME ......................................................        947,469             1,188,210
                                                                               ------------          ------------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership .........       (309,361)           (2,325,402)
Net realized gain (loss) on sale of investments in Partnership .............              0               255,459
                                                                               ------------          ------------
NET GAIN (LOSS) ON INVESTMENTS .............................................       (309,361)           (2,069,943)
                                                                               ------------          ------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
    OPERATIONS .............................................................   $    638,108          $   (881,733)
                                                                               ============          ============

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2004 and 2003                          1/1/2004-3/31/2004    1/1/2003-3/31/2003
                                                                               (UNAUDITED)            (UNAUDITED)
                                                                               ------------          ------------
OPERATIONS
Net investment income ......................................................   $    947,469          $  1,188,210
Net change in unrealized gain (loss) on investments in Partnership .........       (309,361)           (2,325,402)
Net realized gain (loss) on sale of investments in Partnership .............              0               255,459
                                                                               ------------          ------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
    OPERATIONS .............................................................        638,108              (881,733)
                                                                               ------------          ------------
CAPITAL TRANSACTIONS
Net withdrawals by contract owners .........................................     (1,077,257)             (629,536)
Net contributions (withdrawals) by Pruco Life Insurance Company ............      1,189,511               743,801
                                                                               ------------          ------------
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
  CAPITAL TRANSACTIONS .....................................................        112,254               114,265
                                                                               ------------          ------------
TOTAL INCREASE (DECREASE) IN NET ASSETS ....................................        750,362              (767,468)
                                                                               ------------          ------------
NET ASSETS
Beginning of period ........................................................    100,148,190           101,048,531
                                                                               ------------          ------------
End of period ..............................................................   $100,898,552          $100,281,063
                                                                               ============          ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      NOTES TO THE FINANCIAL STATEMENTS OF

               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

                                 MARCH 31, 2004

                                   (UNAUDITED)

NOTE 1: GENERAL

Pruco Life Variable Contract Real Property Account (the "Real Property Account") was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Real Property Account was established as a separate investment account of Pruco Life Insurance Company ("Pruco Life"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a wholly-owned subsidiary of Prudential Financial, Inc. ("PFI"). The assets of the Real Property Account are segregated from Pruco Life's other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life ("VAL"), Variable Life ("VLI"), Discovery Plus ("SPVA") and Discovery Life Plus ("SPVL").

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

The interim financial data as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B.  INVESTMENT IN PARTNERSHIP INTEREST

The investment in the Partnership is based on the Real Property Account's proportionate interest of the Partnership's market value. At March 31, 2004 and December 31, 2003 the Real Property Account's interest in the Partnership was 55.1% or 4,061,676 shares.

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

D.  DEFERRED SALES CHARGE

A deferred sales charge is imposed upon the surrender of certain variable life insurance contracts to compensate Pruco Life for sales and other marketing expenses. The amount of any sales charge will depend on the number of years that have elapsed since the contract was issued, but will not exceed 45% for VAL and 9% for SPVL. No sales charge will be imposed after the sixth and tenth year of the contract for SPVL and VAL, respectively. No sales charge will be imposed on death benefits. A deferred sales charge is assessed through the redemption of units.

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

NOTE 5: NET WITHDRAWALS BY CONTRACT OWNERS


Contract owner activity for the real estate investment option in Pruco Life's variable insurance and variable annuity products for the three months ended March 31, 2004 and 2003, were as follows:

                                                           MARCH 31,
                                                    2004             2003
                                                 ----------         --------
                                                          (UNAUDITED)
VAL ..........................................   $  952,428         $515,136
VLI ..........................................       37,357           47,831
SPVA .........................................            0            1,190
SPVL .........................................       87,472           65,379
                                                 ----------         --------
TOTAL ........................................   $1,077,257         $629,536
                                                 ==========         ========

NOTE 6: PARTNERSHIP DISTRIBUTIONS


As of March 31, 2004, no distributions had been made for the current year from the Partnership. For the year ended December 31, 2003, the Partnership made distributions of $6.9 million. The Pruco Life Real Property Account's share of this distribution was $3.2 million.

NOTE 7: UNIT INFORMATION


Outstanding units and unit values at March 31, 2004 and December 31, 2003 were as follows:

                                           MARCH 31, 2004      DECEMBER 31, 2003
                                         ------------------   ------------------
                                             (UNAUDITED)
UNITS OUTSTANDING: .....................     45,383,041           45,311,604
UNIT VALUE: ............................ 2.00065 to 2.33814   1.99197 to 2.32279

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

                                                    MARCH 31, 2004  DECEMBER 31,
                                                     (UNAUDITED)        2003
                                                    -------------   ------------

ASSETS
REAL ESTATE INVESTMENTS--At estimated market value:
   Real estate and improvements
      (cost: 3/31/2004--$225,375,104;
      12/31/2003--$223,943,870)                      $201,644,056   $201,144,866
   Real estate partnership
      (cost: 3/31/2004--$10,674,923;
      12/31/2003--$10,609,273)                          9,530,976      8,721,319
   Mortgage and other loans receivable
      (cost: 3/31/2004--$556,271;
      12/31/2003--$0)                                     556,271             --
   Other real estate investments
      (cost: 3/31/2004--$4,281,644;
      12/31/2003--$500,000)                             4,281,644        500,000
                                                     ------------   ------------
         Total real estate investments ............   216,012,947    210,366,185
CASH AND CASH EQUIVALENTS .........................    14,756,088     18,901,814
OTHER ASSETS, NET .................................     6,719,368      6,359,853
                                                     ------------   ------------
         Total assets .............................  $237,488,403   $235,627,852
                                                     ============   ============
LIABILITIES
MORTGAGE LOANS PAYABLE ............................    43,758,882     43,934,494
ACCOUNTS PAYABLE AND ACCRUED EXPENSES .............     3,603,268      2,998,752
DUE TO AFFILIATES .................................       727,859      1,017,932
OTHER LIABILITIES .................................       937,444        947,110
MINORITY INTEREST .................................     5,456,926      5,086,503
                                                     ------------   ------------
         Total liabilities ........................    54,484,379     53,984,791
                                                     ------------   ------------
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY ..................................   183,004,024    181,643,061
                                                     ------------   ------------
         Total liabilities and partners' equity ...  $237,488,403   $235,627,852
                                                     ============   ============
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD .....     7,366,835      7,366,835
                                                     ============   ============
SHARE VALUE AT END OF PERIOD ......................        $24.84         $24.66
                                                     ============   ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months     Three Months
                                                                           Ended            Ended
                                                                       March 31, 2004   March 31, 2003
                                                                       --------------   --------------
INVESTMENT INCOME:
    Revenue from real estate and improvements ........................  $  6,484,513     $  6,224,502
    Equity in income of real estate partnership ......................       165,887          160,736
    Interest and equity income on mortgage loans receivable and
       other loans receivable ........................................         8,126               --
    Income from other real estate investments ........................        31,644               --
    Interest on short-term investments ...............................        43,177           65,414
    Other income .....................................................        51,000               --
                                                                        ------------     ------------
       Total investment income .......................................     6,784,347        6,450,652
                                                                        ------------     ------------
INVESTMENT EXPENSES:
    Operating ........................................................     1,661,254        1,314,572
    Investment management fee ........................................       635,701          577,586
    Real estate taxes ................................................       722,033          667,791
    Administrative ...................................................     1,216,664          805,145
    Interest expense .................................................       595,075          581,267
    Minority interest ................................................        31,557          128,049
                                                                        ------------     ------------
       Total investment expenses .....................................     4,862,284        4,074,410
                                                                        ------------     ------------
NET INVESTMENT INCOME ................................................     1,922,063        2,376,242
                                                                        ------------     ------------
REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
    Net proceeds from real estate investments sold ...................            --        5,689,488
    Less: Cost of real estate investments sold .......................            --        6,620,263
          Realization of prior periods' unrealized gain (loss)
            on real estate investments sold ..........................            --       (1,396,836)
                                                                        ------------     ------------
    Net gain (loss) realized on real estate investments sold .........            --          466,061
                                                                        ------------     ------------
    Change in unrealized gain (loss) on real estate investments ......      (188,037)      (4,266,583)
    Less: Minority interest in unrealized gain (loss) on
            real estate investments ..................................       373,063          (24,107)
                                                                        ------------     ------------
    Net unrealized gain (loss) on real estate investments ............      (561,100)      (4,242,476)
                                                                        ------------     ------------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
    INVESTMENTS ......................................................      (561,100)      (3,776,415)
                                                                        ------------     ------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS ..........  $  1,360,963     $ (1,400,173)
                                                                        ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)

                                                                        THREE MONTHS     THREE MONTHS
                                                                            ENDED           ENDED
                                                                       MARCH 31, 2004   MARCH 31, 2003
                                                                       --------------   --------------
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
    Net investment income ............................................  $  1,922,063     $  2,376,242
    Net gain (loss) realized on real estate investments sold .........            --          466,061
    Net unrealized gain (loss) from real estate investments ..........      (561,100)      (4,242,476)
                                                                        ------------     ------------
       Increase (decrease) in net assets resulting from operations ...     1,360,963       (1,400,173)
                                                                        ------------     ------------
INCREASE (DECREASE) IN NET ASSETS ....................................     1,360,963       (1,400,173)
NET ASSETS--Beginning of period ......................................   181,643,061      184,353,506
                                                                        ------------     ------------
NET ASSETS--End of period ............................................  $183,004,024     $182,953,333
                                                                        ============     ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS    THREE MONTHS
                                                                                      ENDED           ENDED
                                                                                 MARCH 31, 2004  MARCH 31, 2003
                                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations .............   $ 1,360,963     $(1,400,173)
   Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
      Net realized and unrealized loss on investments ..........................       561,100       3,776,415
      Equity in income of real estate partnership in excess of distributions ...        38,301         (86,486)
      Minority interest from operating activities ..............................        31,557         128,049
      (Increase) Decrease in accrued interest included in other real
          estate investments ...................................................       (31,644)             --
      (Increase) Decrease in accrued interest included in mortgage and
          other loans receivable ...............................................        (8,126)             --
      Bad debt expense .........................................................       136,932          33,661
      (Increase) Decrease in:
          Other assets .........................................................      (496,447)       (262,935)
      Increase (Decrease) in:
          Accounts payable and accrued expenses ................................       262,198          66,697
          Due to affiliates ....................................................      (290,073)        (14,259)
          Other liabilities ....................................................        (9,666)          5,079
                                                                                   -----------     -----------
             Net cash flows from operating activities ..........................     1,555,095       2,246,048
                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from real estate investments sold ..............................            --       5,689,488
   Additions to real estate and improvements ...................................    (1,088,916)       (637,232)
   Contribution to real estate partnership .....................................      (103,951)       (605,236)
   Origination of mortgage and other loans receivable ..........................      (548,145)             --
   Origination of other real estate investments ................................    (3,750,000)             --
                                                                                   -----------     -----------
   Net cash flows from (used in) investing activities ..........................    (5,491,012)      4,447,020
                                                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage loan payable .................................      (175,612)       (218,471)
   Distributions to minority interest partners .................................       (34,197)        (17,316)
   Contributions from minority interest partners ...............................            --             466
                                                                                   -----------     -----------
   Net cash flows used in financing activities .................................      (209,809)       (235,321)
                                                                                   -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ........................................    (4,145,726)      6,457,747

CASH AND CASH EQUIVALENTS--Beginning of period .................................    18,901,814      18,591,149
                                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS--End of period .......................................   $14,756,088     $25,048,896
                                                                                   ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the quarter for interest ......................................   $   612,727     $   619,641
                                                                                   ===========     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES:
Accrued construction costs .....................................................   $   342,318              --
                                                                                   ===========     ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                            TOTAL RENTABLE
                                                              SQUARE FEET        MARCH 31, 2004
                                                                UNLESS             (UNAUDITED)                DECEMBER 31, 2003
                                                               OTHERWISE   --------------------------    --------------------------
                                                               INDICATED                   ESTIMATED                     ESTIMATED
PROPERTY NAME            OWNERSHIP        CITY, STATE         (UNAUDITED)     COST       MARKET VALUE       COST       MARKET VALUE
-------------           -----------       -----------          ---------   -----------    -----------    -----------    -----------
REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville             WO             Lisle, IL            103,193    $23,023,835     $10,005,984   $23,023,835     $12,110,725
Oakbrook Terrace            WO           Oakbrook, IL           123,734     14,639,027       9,747,954    14,619,120      10,097,932
Summit @ Cornell Oaks       WO          Beaverton , OR          72,109      11,890,209      10,000,005    11,890,209      10,000,005
Westpark                    WO           Brentwood, TN          97,199      10,423,727       9,200,000    10,423,727       9,239,260
Financial Plaza             WO           Brentwood, TN          95,768      10,276,615       7,573,450     9,837,482       6,700,041
------------------------------------------------------------------------------------------------------------------------------------
                                    Offices % as of 3/31/04       25%       70,253,413      46,527,393    69,794,373      48,147,963
APARTMENTS
Brookwood Apartments        WO            Atlanta, GA          240 Units    15,794,665       17,303,403   15,781,263      17,000,000
Dunhill Trace Apartments    WO            Raleigh, NC          250 Units    16,037,340      17,627,015    16,010,326      17,665,000
Riverbend Apartments        CJV        Jacksonville, FL        458 Units    19,957,421      22,400,000    19,946,920      22,400,000
SIMA Apartments             CJV        Gresham/Salem, OR       493 Units    19,288,814      17,700,000    19,281,738      17,975,000
------------------------------------------------------------------------------------------------------------------------------------
                                  Apartments % as of 3/31/0       41%       71,078,240      75,030,418    71,020,247      75,040,000
RETAIL
King's Market               WO           Rosewell, GA           314,358     33,112,287      23,509,840    33,102,401      23,539,665
Hampton Towne Center        WO            Hampton, VA           174,540     18,025,918      20,298,350    18,013,068      20,000,000
White Marlin Mall           CJV         Ocean City, MD          186,016     14,022,061      17,800,000    13,198,649      15,900,000
Kansas City Portfolio       EJV       Kansas City, KS;MO        487,660     10,674,923       9,530,976    10,609,273       8,721,319
------------------------------------------------------------------------------------------------------------------------------------
                                    Retail % as of 3/31/04        39%       75,835,189      71,139,166    74,923,391      68,160,984
INDUSTRIAL
Smith Road                  WO            Aurora, CO            277,930     10,884,456      10,578,055    10,806,403      10,508,509
------------------------------------------------------------------------------------------------------------------------------------
                                  Industrial % as of 3/31/0        6%       10,884,456      10,578,055    10,806,403      10,508,509
HOTEL
Portland Crown Plaza        CJV         Lake Oswego, OR        161 Rooms     7,998,729       7,900,000     8,008,729       8,008,729
------------------------------------------------------------------------------------------------------------------------------------
                                     Hotel % as of 3/31/04         4%        7,998,729       7,900,000     8,008,729       8,008,729

MORTGAGE AND OTHER LOANS RECEIVABLE
Englar K-Mart               MD          Westminster, MD                        556,271         556,271            --              --
------------------------------------------------------------------------------------------------------------------------------------
        Mortgage and Other Loans Receivable % as of 3/31/04        0%          556,271         556,271            --              --

OTHER REAL ESTATE INVESTMENTS
Englar Lowes Loan           NR          Westminster, MD                      4,281,644       4,281,644       500,000         500,000
------------------------------------------------------------------------------------------------------------------------------------
           Other Real Estate Investments % as of 3/31/04           2%        4,281,644       4,281,644       500,000         500,000

TOTAL REAL ESTATE INVESTMENTS AS A PERCENTAGE OF
    NET ASSETS AS OF 3/31/04                                      117%     240,887,942     216,012,947   235,053,143     210,366,185
                                                                  ====     ===========     ===========   ===========     ===========

WO  - Wholly Owned Investment
CJV - Consolidated Joint Venture
EJV - Joint Venture Investment accounted for under the equity method NR - Note Receivable
MD  - Mezzanine Debt

           THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                      CONSOLIDATED SCHEDULES OF INVESTMENTS

                                                                                   MARCH 31, 2004
                                                                                     (UNAUDITED)              DECEMBER 31, 2003
                                                                              -------------------------   ------------------------
                                                                    FACE                    ESTIMATED                   ESTIMATED
                                                                   AMOUNT        COST      MARKET VALUE      COST      MARKET VALUE
                                                                 ----------   ----------   ------------   ----------   -----------
CASH AND CASH EQUIVALENTS--PERCENTAGE OF NET ASSETS                                              8.1%                        10.4%
Federal National Mortgage Assoc., 1.00%, April 1, 2004 ........  $3,730,000  $ 3,729,899   $ 3,729,899   $        --   $        --
Federal National Mortgage Assoc., 1.01%, April 21, 2004 .......   9,000,000    8,987,750     8,987,750            --            --
Federal National Mortgage Assoc., 1.01%, April 28, 2004 .......   1,200,000    1,198,133     1,198,133            --            --
Federal National Mortgage Assoc., 1.06%, February 4, 2004 .....   5,974,000           --            --     5,967,907     5,967,907
Federal Home Loan Mortgage Corp., 0.88%, January 2, 2004 ......  12,331,000           --            --    12,330,520    12,330,520
                                                                              ----------    ----------    ----------    ----------
TOTAL CASH EQUIVALENTS ........................................               13,915,782    13,915,782    18,298,427    18,298,427
CASH ..........................................................                  840,306       840,306       603,387       603,387
                                                                              ----------    ----------    ----------    ----------
TOTAL CASH AND CASH EQUIVALENTS ...............................              $14,756,088   $14,756,088   $18,901,814   $18,901,814
                                                                             ===========   ===========   ===========   ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the financial statements and notes thereto included in each Partner's December 31, 2003 Annual Report on Form 10K.

Real estate investments are reported at their estimated fair market values.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46") was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 ("FIN 46-R"), which supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, "Audits of Investment Companies" ("the Audit Guide"). The effective date is delayed while the AICPA finalizes the proposed Statement of Position ("SOP") on the clarification of the scope of the Audit Guide. Following the issuance of the final SOP, the FASB will consider modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Prudential Variable Contract Real Property Partnership ("Partnership") is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.

NOTE 2: COMMITMENTS AND CONTINGENCIES

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a significant effect on the Partnership.

NOTE 3: RELATED PARTY TRANSACTIONS

Pursuant to an investment management agreement, Prudential Investment Management ("PIM") charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2004 and 2003 investment management fees incurred by the Partnership were $635,701 and $577,586 respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2004 and 2003 were $29,157 for each period, and are classified as administrative expense in the Consolidated Statements of Operations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF

             PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

                             MARCH 31, 2004 AND 2003

                                   (UNAUDITED)

NOTE 4: FINANCIAL HIGHLIGHTS

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------------------------
                                                              2004        2003        2002        2001        2000
                                                             ------      ------      ------      ------      ------
PER SHARE(UNIT) OPERATING PERFORMANCE:
Net Asset Value, beginning of period ......................  $24.66      $24.11      $23.82      $22.74      $20.86
INCOME FROM INVESTMENT OPERATIONS:
Investment income, before management fee ..................    0.35        0.39        0.42        0.39        0.42
Management fee ............................................   (0.09)      (0.08)      (0.07)      (0.07)      (0.07)
Net realized and unrealized gain (loss) on investments ....   (0.08)      (0.49)      (0.45)      (0.07)      (0.28)
                                                             ------      ------      ------      ------      ------
   Net Increase in Net Assets Resulting from Operations ...    0.18       (0.18)      (0.10)       0.25        0.07
                                                             ------      ------      ------      ------      ------
NET ASSET VALUE, END OF PERIOD ............................  $24.84      $23.93      $23.72      $22.99      $20.93
                                                             ======      ======      ======      ======      ======
TOTAL RETURN, BEFORE MANAGEMENT FEE (a): ..................    1.10%      (0.45)%     (0.12)%      1.46%       0.68%
RATIOS/SUPPLEMENTAL DATA:
Net Assets, end of period (in millions) ...................  $  183      $  183      $  197      $  209      $  211
   Ratios to average net assets (b):
      Management Fee ......................................    0.35%       0.31%       0.31%       0.32%       0.32%
      Investment Income, before Management Fee ............    1.41%       1.60%       1.80%       1.74%       2.01%

(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

            Net Investment Income + Net Realized and Unrealized Gains/(Losses)
    ---------------------------------------------------------------------------------
    Beg. Net Asset Value + Time Weighted Contributions -- Time Weighted Distributions

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

(a)  LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 2004, the Partnership's liquid assets consisting of cash and cash equivalents were $14.8 million, a decrease of $4.1 million from $18.9 million at December 31, 2003. The change in the Partnership's cash position was primarily due to an additional funding of $3.75 million to the note receivable associated with a retail center located in Westminster, Maryland.

The Partnership's investment policy allows up to 30% investment in cash and short-term obligations, although the Partnership generally holds approximately 10% of its assets in cash and short-term obligations. At March 31, 2004, 6.2% of the Partnership's total assets consisted of cash and short-term obligations.

The Partnership made $6.9 million in distributions to the Partners during 2003. Distributions may be made to the Partners during 2004 based upon the percentage of assets invested in short-term obligations, taking into consideration anticipated cash needs of the Partnership including potential property acquisitions, property dispositions and capital expenditures. Management anticipates that its current liquid assets and ongoing cash flow from operations will satisfy the Partnership's needs over the next twelve months and the foreseeable future.

During the first three months of 2004, the Partnership spent approximately $1.4 million in capital expenditures on wholly owned and consolidated joint venture properties. Approximately $0.8 million was associated with the development of the retail center located in Ocean City, Maryland. Of the remaining $0.6 million balance, $0.4 million was primarily associated with leasing related costs at one of the office buildings located in Brentwood, Tennessee. The Partnership also increased its investment in real estate partnerships by approximately $0.1 million in connection with the redevelopment and expansion of the retail centers located in Kansas City, Missouri.

On March 24, 2004, the Partnership increased its investment in the note receivable associated with a retail center located in Westminster, Maryland for $3.75 million. Commencing on January 6, 2004, with additional contributions throughout the quarter, the Partnership invested in a $0.5 million mezzanine debt investment on a second retail center located in Westminster, Maryland.

(b)  RESULTS OF OPERATIONS

The following is a brief quarter-to-date comparison of the Partnership's results of operations for the periods ended March 31, 2004 and 2003.

MARCH 31, 2004 VS. MARCH 31, 2003

The following table presents a quarter-to-date comparison of the Partnership's sources of net investment income, and realized and unrealized gains or losses by investment type.

                                                                          QUARTER ENDED MARCH 31,
                                                                        ---------------------------
                                                                           2004            2003
NET INVESTMENT INCOME:
Office properties ....................................................  $   502,797     $   646,699
Apartment complexes ..................................................      741,550         874,685
Retail properties ....................................................    1,158,256       1,142,723
Industrial properties ................................................      147,786         225,850
Hotel property .......................................................       59,731              --
Other (including interest income, investment mgt fee, etc.) ..........     (688,057)       (513,715)
                                                                        -----------     -----------
TOTAL NET INVESTMENT INCOME ..........................................  $ 1,922,063     $ 2,376,242
                                                                        ===========     ===========
NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Office properties ....................................................  $(2,079,610)    $(3,945,836)
Apartment complexes ..................................................      (85,075)         66,284
Retail properties ....................................................    1,563,107         345,040
Industrial properties ................................................       (8,506)       (707,964)
Hotel property .......................................................       48,984              --
                                                                        -----------     -----------
TOTAL NET UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ..........     (561,100)     (4,242,476)
                                                                        ===========     ===========
NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Industrial properties ................................................           --         466,061
                                                                        -----------     -----------
TOTAL NET REALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ............           --         466,061
                                                                        -----------     -----------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS ...  $  (561,100)    $(3,776,415)
                                                                        -----------     -----------

                         NET INVESTMENT INCOME OVERVIEW


The Partnership's net investment income for the three months ended March 31, 2004 was $1.9 million, a decrease of $0.5 million from $2.4 million when compared to the corresponding period in 2003. The decrease is primarily due to continued vacancy within the office portfolio.

Administrative expense increased $0.4 million, or 51.1%, in the first quarter of 2004 when compared to the same period in 2003. This increase was primarily due to the Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon in late 2003.

Operating expense increased $0.3 million, or 26.4%, in the first quarter of 2004 when compared to the same period in 2003. This increase is also primarily due to the Partnership's acquisition of a controlling interest in a 161-room hotel located in Lake Oswego, Oregon in late 2003.

                               VALUATION OVERVIEW

The Partnership experienced a net unrealized loss of $0.6 million for the three months ended March 31, 2004 compared to a net unrealized loss of $4.2 million during the corresponding period in 2003. The unrealized loss during the first three months of 2004 was primarily experienced in the office sector. The office portfolio recorded an unrealized loss totaling $2.1 million primarily due to decreases in occupancy coupled with soft market conditions which have resulted in reductions in market rental rates and increased leasing costs. Partially offsetting this loss in the office sector was the gain in value in the retail sector, primarily due to strengthening market fundamentals, renovation and re-leasing efforts, at the retail centers located in Kansas City, Kansas and Missouri and the pre-leased expansion at the center located in Ocean City, Maryland.

OFFICE PORTFOLIO

                                   NET          NET
                               INVESTMENT   INVESTMENT    UNREALIZED      UNREALIZED
                                 INCOME       INCOME      GAIN/(LOSS)     GAIN/(LOSS)     OCCUPANCY     OCCUPANCY
PROPERTY                        03/31/04     03/31/03       03/31/04        03/31/03       03/31/04     03/31/03
--------                        --------     --------     -----------     -----------     ---------     ---------
QUARTER TO DATE
Lisle, IL ....................  $ 93,201     $387,083     $(2,104,741)    $(1,355,000)       44%           47%
Brentwood, TN ................   200,286      120,997         (39,260)       (351,832)       79%           78%
Oakbrook Terrace, IL .........    63,635       (8,248)       (369,885)     (1,329,709)       41%           31%
Beaverton, OR ................   236,305      248,069              --        (200,000)       78%           81%
Brentwood, TN ................   (90,630)    (101,202)        434,276        (709,295)        0%            0%
                                --------     --------     -----------     -----------
                                $502,797     $646,699     $(2,079,610)    $(3,945,836)
                                --------     --------     -----------     -----------

                              NET INVESTMENT INCOME

Net investment income from property operations for the office sector decreased approximately $0.1 million, or 22.3%, for the three months ended March 31, 2004 when compared to the corresponding period in 2003 primarily due to increased vacancy resulting from weak market fundamentals.

                              UNREALIZED GAIN/LOSS

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $2.1 million during the first three months of 2004. The losses were primarily due to decreased occupancy, lower market rents, and increased lease up costs.

The five office properties owned by the Partnership experienced a net unrealized loss of approximately $3.9 million during the first three months of 2003. The decrease in values was primarily due to a reduction in market rental rates, softening market conditions, increased lease-up costs, increased expenses and a decrease in occupancy due to various near-term lease expirations.

As of March 31, 2004 all vacant spaces were being marketed.

APARTMENT COMPLEXES

                                   NET          NET
                               INVESTMENT   INVESTMENT   UNREALIZED   UNREALIZED
                                 INCOME       INCOME     GAIN/(LOSS)  GAIN/(LOSS)   OCCUPANCY     OCCUPANCY
PROPERTY                        03/31/04     03/31/03     03/31/04     03/31/03      03/31/04      03/31/03
------------                    --------     --------     --------     --------     ---------     ---------
QUARTER TO DATE
Atlanta, GA ..................  $207,368     $243,049     $290,000     $(28,802)       91%           88%
Raleigh, NC ..................   147,693      219,121      (65,000)      (2,998)       93%           95%
Jacksonville, FL .............   273,617      267,235      (28,000)     130,710        91%           94%
Gresham/Salem, OR ............   112,872      145,280     (282,075)     (32,626)       90%           91%
                                --------     --------     --------     --------
                                $741,550     $874,685     $(85,075)    $ 66,284
                                --------     --------     --------     --------

                              NET INVESTMENT INCOME

Net investment income from property operations for the apartment sector was $0.7 million for the three months ended March 31, 2004, a decrease of $0.1 million, or 15.2%, when compared to the corresponding period in 2003. The decrease was mainly due to increased concessions and mortgage interest at the complex located in Raleigh, North Carolina that was not applicable during the first quarter of 2003. Also increased expenses at the Atlanta, Georgia complex for repairs and maintenance added to the decreased net investment income for the sector.

                              UNREALIZED GAIN/LOSS

The apartment complexes owned by the Partnership experienced a net unrealized loss of $0.1 million for the three months ended March 31, 2004 compared to a net unrealized gain of $0.1 million for the three months ended March 31, 2003. The unrealized loss for the first quarter of 2004 was mainly attributable to the apartment complex located in Gresham/Salem, Oregon due to an increase in projected operating expenses and lower market rental rates. Partially offsetting this loss is the unrealized gain at the apartment complex located in Atlanta, Georgia due to decreased projected expenses. The unrealized gain for 2003 was primarily attributable to the apartment complex located in Jacksonville, Florida due to an increase in occupancy.

As of March 31, 2004, all available vacant units were being marketed.

RETAIL PROPERTIES


                                      NET           NET
                                  INVESTMENT    INVESTMENT    UNREALIZED    UNREALIZED
                                    INCOME        INCOME      GAIN/(LOSS)   GAIN/(LOSS)     OCCUPANCY     OCCUPANCY
PROPERTY                           03/31/04      03/31/03      03/31/04       03/31/03       03/31/04      03/31/03
--------                          ----------    ----------    ----------     ----------     ---------     ---------
QUARTER TO DATE
Roswell, GA ..................    $  426,419    $  690,217    $  (39,710)    $  466,952         75%           93%
Kansas City, KS; MO ..........       160,614       160,736       744,008       (307,349)        87%           90%
Hampton, VA ..................       304,081       218,228       285,500          3,425        100%          100%
Ocean City, MD ...............       176,372        73,542       573,309        182,012         99%          100%
Westminster, MD* .............        31,644           N/A            --            N/A        N/A           N/A
Westminster, MD ** ...........        59,126           N/A            --            N/A        N/A           N/A
                                  ----------    ----------    ----------     ----------
                                  $1,158,256    $1,142,723    $1,563,107     $  345,040
                                  ----------    ----------    ----------     ----------

*  Note Receivable (Acquired October 2003)
** Mortgage Loan Receivable (Acquired January 2004)

                              NET INVESTMENT INCOME

Net investment income for the Partnership's retail properties was approximately $1.2 million for the three months ended March 31, 2004 and 2003. While net investment income was essentially the same for both periods, the properties contributing have changed somewhat. Increases were due to the expanded center located in Ocean City, Maryland and the acquisition of the two Westminster, Maryland investments. It should also be noted that on April 15, 2003 the Partnership acquired its joint venture partner's membership interest in the retail center located in Hampton, Virginia, thus entitling the Partnership to all of the net investment income generated by the investment. Offsetting these increases was the retail center located in Roswell, Georgia, which experienced increased vacancy due to a lease termination.

                              UNREALIZED GAIN/LOSS

The retail properties experienced a net unrealized gain of $1.6 million for the three months ended March 31, 2004. The Kansas City, Kansas and Missouri retail centers experienced a net unrealized gain primarily due to strengthening market fundamentals, renovation and re-leasing efforts. The Ocean City, Maryland retail center experienced a gain due to the pre-leased expansion. The center located in Hampton, Virginia also experienced a gain due to strengthening market fundamentals.

The retail properties experienced a net unrealized gain of $0.3 million for the quarter ended March 31, 2003. The retail center located in Roswell, GA experienced a net unrealized gain due to a major tenant signing a lease renewal. The retail center in Ocean City, MD also experienced a net unrealized gain due to an increase in value resulting from capital expenditures. Offsetting these gains was the unrealized losses experienced at the retail centers located in Kansas City, Kansas and Missouri, primarily due to renovations from the expansion of the existing grocery store anchor that were not reflected as an increase in market value.

As of March 31, 2004, all vacant spaces were being marketed.

INDUSTRIAL PROPERTIES

                                     NET          NET      UNREALIZED/     UNREALIZED/
                                 INVESTMENT   INVESTMENT    REALIZED        REALIZED
                                   INCOME       INCOME     GAIN/(LOSS)     GAIN/(LOSS)      OCCUPANCY     OCCUPANCY
PROPERTY                          03/31/04     03/31/03      03/31/04        03/31/03        03/31/04      03/31/03
--------                          --------     --------     ---------       ---------       ---------     ---------
QUARTER TO DATE
Aurora, CO ...................    $145,412     $201,043     $  (8,506)      $(707,964)          84%           84%
Bolingbrook, IL ..............       2,603           --            --              --          Sold September 2002
Salt Lake City, UT ...........        (229)      24,807            --         466,061           Sold January 2003
                                  --------     --------     ---------       ---------
                                  $147,786     $225,850     $  (8,506)      $(241,903)
                                  --------     --------     ---------       ---------

                              NET INVESTMENT INCOME

Net investment income from property operations for the industrial properties decreased from $0.2 million for the three months ended March 31, 2003 to $0.1 million for the corresponding period ended March 31, 2004. The decrease was due to a rental concession given to a new tenant at the industrial property located in Aurora, Colorado and the sale of the industrial property located in Salt Lake City, Utah during the first quarter of 2003.

                              UNREALIZED GAIN/LOSS

The Aurora, Colorado industrial property owned by the Partnership experienced an immaterial net unrealized loss for the three months ended March 31, 2004 compared to a net unrealized loss of approximately $0.7 million for the three months ended March 31, 2003. The net unrealized loss for the quarter ended March 31, 2003 was due to softening market conditions.

As of March 31, 2004, all vacant spaces were being marketed.

                                  REALIZED GAIN

On January 28, 2003 the industrial property located in Salt Lake City, Utah was sold for a realized gain of $0.5 million.

HOTEL PROPERTY

                                   NET             NET
                               INVESTMENT      INVESTMENT    UNREALIZED     UNREALIZED
                                 INCOME          INCOME      GAIN/(LOSS)    GAIN/(LOSS)     OCCUPANCY    OCCUPANCY
PROPERTY                        03/31/04        03/31/03       03/31/04       03/31/03       03/31/04     03/31/03
--------                        --------       ---------      ---------      ---------      ---------    ---------
QUARTER TO DATE
Lake Oswego, OR * ............  $ 59,731          N/A         $  48,984         N/A            69%          N/A

* Hotel purchased in December 2003

                              NET INVESTMENT INCOME

On December 10, 2003, the Partnership acquired a controlling interest in a 161-room hotel located in Portland, Oregon for $8.0 million. Net investment income from hotel operations was $0.1 million for the three months ended March 31, 2004.

                              UNREALIZED GAIN/LOSS

The Lake Oswego, Oregon hotel property owned by the Partnership experienced a net unrealized gain of $0.05 million for the three months ended March 31, 2004.

OTHER

Other net investment income decreased $0.2 million during the three months ended March 31, 2004 compared to the corresponding period in 2003. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

Mortgage and other loans receivable, which are accounted for as loans, are independently valued as described above.

Other real estate investments include notes receivable, which are valued at the amount due and approximate market value.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate value of investments in real estate is fairly presented as of March 31, 2004 and March 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. The Partnership's exposure to market rate risk for changes in interest rates relates to about 31.97% of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at March 31, 2004:

                                              ESTIMATED MARKET
                                                    VALUE            AVERAGE
                                MATURITY       (IN $ MILLIONS)    INTEREST RATE
                              ------------   ------------------- ---------------
Cash equivalents............   0-3 months           $14.8             1.01%

The table below discloses the Partnership's fixed rate debt as of March 31, 2004. All of the Partnership's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

DEBT (IN $ THOUSANDS),                    4/1/2004-                                                                       ESTIMATED
INCLUDING CURRENT PORTION                12/31/2004    2005      2006        2007      2008     THEREAFTER      TOTAL    FAIR VALUE
-------------------------                ----------   ------    ------      ------   -------    ----------     -------   ----------
Average Fixed Interest Rate ...........     5.85%      5.83%      5.28%      5.26%      5.04%       6.75%         6.32%
Fixed Rate ............................     $543       $774     $8,479       $588    $26,091      $7,284       $43,759     $46,322
                                         -------------------------------------------------------------------------------------------
Total Mortgage Loans Payable ..........     $543       $774     $8,479       $588    $26,091      $7,284       $43,759     $46,322
                                         -------------------------------------------------------------------------------------------

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Partnership, which would adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and President and Chief Accounting Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, the Chief Executive Officer and President and Chief Accounting Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)    EXHIBITS

       2.       Not applicable.

       3.1 Amended Articles of Incorporation of Pruco Life Insurance Company, filed as Exhibit A(6)(a) to Form S-6, Registration Statement No. 333-07451, filed July 2, 1996 on behalf of Pruco Life Variable Appreciable Account, and incorporated herein by reference.

       3.2      Amended  By-Laws  of  Pruco  Life  Insurance  Company,  filed as
                Exhibit A(3)(3ii) to Form 10-Q, Registration Statement No. 33-37587, filed August 15, 1997 on behalf of Pruco Life Insurance Company, and incorporated herein by reference.

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

       11.      Not applicable.

       12.      Not applicable.

       18.      None

       22.      Not applicable.

       23.      None.

       24.      Not applicable.

       27.      Not applicable.

       31.1 Certification of Chief Executive Officer and President required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Accounting Officer required pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chief Executive Officer and President required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

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


                          PRUCO LIFE INSURANCE COMPANY
                                  IN RESPECT OF
               PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
               --------------------------------------------------
                                  (REGISTRANT)


Date:   May 14, 2004                             By: /s/ Andrew J. Mako
        ------------                                 ------------------
                                                         Andrew J. Mako
                                                         Chief Executive Officer
                                                         and President