Form 10-Q
period 2005-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2005-11-14
CIK 801348

Proceed to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

     FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-86780

PRUCO LIFE INSURANCE COMPANY

in respect of

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Exact name of Registrant as specified in its charter)

Arizona	22-1944557
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

213 Washington Street
Newark, New Jersey 07102-2992
(973) 802-6000
(Address and Telephone Number of Registrant's Principal Executive Offices)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                                                                                            YES  NO

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                                            YES   NO

Back to Contents

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company (the “Company”) or the Prudential Variable Contract Real Property Account (the “Real Property Account”). There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations and economic conditions in local markets in which the properties in the Real Property Account are located; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) reestimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults; (12) changes in our claims-paying or credit ratings; (13) competition in our product lines and for personnel; (14) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (15) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document.

Back to Contents

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2005 and December 31, 2004

	September 30, 2005 (unaudited)	December 31, 2004

ASSETS
Investment in The Prudential Variable Contract
Real Property Partnership	$114,684,323	$102,950,783

Net Assets	114,684,323	$102,950,783

NET ASSETS, representing:
Equity of contract owners	$81,420,960	$74,998,880
Equity of Pruco Life Insurance Company	33,263,363	27,951,903

	114,684,323	$102,950,783

Units outstanding	44,397,025	44,185,519

Portfolio shares held	3,936,848	3,936,848
Portfolio net asset value per share	$29.13	$26.15

STATEMENTS OF OPERATIONS
For the nine and three months ended September 30, 2005 and 2004

	1/1/2005-9/30/2005 (unaudited)	1/1/2004-9/30/2004 (unaudited)	7/1/2005-9/30/2005 (unaudited)	7/1/2004-9/30/2004 (unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$3,653,451	$3,119,364	$1,321,125	$1,098,102

EXPENSES
Charges to contract owners for assuming mortality risk and
expense risk and for administration	351,710	342,331	121,445	116,349

NET INVESTMENT INCOME	3,301,741	2,777,033	1,199,680	981,753

NET REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	7,385,180	3,344,968	5,249,911	1,720,737
Net realized gain (loss) on sale of investments in Partnership	694,909	0	(148,973)	0

NET GAIN (LOSS) ON INVESTMENTS	8,080,089	3,344,968	5,100,938	1,720,737

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$11,381,830	$6,122,001	$6,300,618	$2,702,490

STATEMENTS OF CHANGES IN NET ASSETS
For the nine and three months ended September 30, 2005 and 2004

	1/1/2005-9/30/2005 (unaudited)	1/1/2004-9/30/2004 (unaudited)	7/1/2005-9/30/2005 (unaudited)	7/1/2004-9/30/2004 (unaudited)

OPERATIONS
Net investment income	$3,301,741	$2,777,033	$1,199,680	$981,753
Net change in unrealized gain (loss) on investments in Partnership	7,385,180	3,344,968	4,876,112	1,720,737
Net realized gain (loss) on sale of investments in Partnership	694,909	0	224,826	0

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	11,381,830	6,122,001	6,300,618	2,702,490

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(1,638,816)	(2,627,425)	(675,819)	(772,538)
Net contributions (withdrawals) by Pruco Life Insurance Company	1,990,526	2,969,756	797,264	888,887

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS	351,710	342,331	121,445	116,349

TOTAL INCREASE (DECREASE) IN NET ASSETS	11,733,540	6,464,332	6,422,063	2,818,839
NET ASSETS
Beginning of period	102,950,783	100,148,190	108,262,260	103,793,683

End of period	$114,684,323	$106,612,522	$114,684,323	$106,612,522

The accompanying notes are an integral part of these financial statements.

Back to Contents

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
Notes to Financial Statements

Note 1: General

Pruco Life Variable Contract Real Property Account (the “Account”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), a wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”), and is registered under the Securities Act of 1933; as amended. The assets of the Account are segregated from Pruco Life’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”) and Discovery Life Plus (“SPVL”).

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Account, along with The Prudential Variable Contract Real Property Account and the Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership. These unaudited financial statements should be read in conjunction with the financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

Note 2:      Summary of Significant Accounting Policies

A.      Basis of Accounting

The accompanying financial statements are prepared in accordance with the requirements of Form 10–Q and in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The interim financial data as of September 30, 2005 and for the nine and three months ended September 30, 2005 and 2004 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B.      Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At September 30, 2005 and December 31, 2004 the Account’s interest in the Partnership was 55.1% or 3,936,848 shares.

C.      Income Recognition

Net investment income and realized and unrealized gains and losses are recognized daily. Amounts are based upon the Account’s proportionate interest in the Partnership.

D.      Equity of Pruco Life Insurance Company

Pruco Life maintains a position in the Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.

Note 3: Charges and Expenses

A.      Mortality Risk and Expense Risk Charges

Mortality risk and expense risk charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA, SPVL, respectively. Mortality risk is the risk that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is the risk that the cost of issuing and administering the policies may exceed related charges by Pruco Life. The mortality risk and expense risk charges are assessed through a reduction in unit values.

Back to Contents

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

C.      Cost of Insurance and Other Related Charges

Contract owner contributions are subject to certain deductions prior to being invested in the Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges, not to exceed 5% for VAL and 9% for VLI, which are deducted in order to compensate Pruco Life for the cost of selling the contract, and (3) transaction costs, applicable to VAL, which are deducted from each premium payment to cover premium collection and processing costs. Contracts are also subject to monthly charges for the costs of administering the contract to compensate Pruco Life the guaranteed minimum death benefit risk. These charges are assessed through the redemption of units.

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

Note 4: Taxes

Pruco Life is taxed as a “life insurance company” as defined by the Internal Revenue Code. The results of operations of the Account form a part of PFI’s consolidated federal tax return. Under current federal law, no federal income taxes are payable by the Account. As such, no provision for the tax liability has been recorded in these financial statements.

Back to Contents

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the six and three months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended		Three Months Ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2005	2004	2005	2004

VAL	$(1,228,629)	$(2,332,529)	$(553,735)	$(726,745)
VLI	(37,008)	(91,660)	(65,552)	(24,888)
SPVA	(88,956)	(34,375)	(29,274)	0
SPVL	(284,224)	(168,861)	(27,258)	(20,905)

TOTAL	$(1,638,817)	$(2,627,425)	$(675,819)	$(772,538)

Note 6: Partnership Distributions

As of September 30, 2005, the Partnership had made no current year distributions. For the year ended December 31, 2004, the Partnership made distributions of $6 million. The Pruco Life Account’s share of these distributions was $3.3 million.

Note 7: Unit Information

Outstanding units and unit values at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005 (Unaudited)	December 31, 2004

Units Outstanding:	44,397,025	44,185,519
Unit Value:	2.30274 to 2.72760	2.08645 to 2.45484

Note 8: Financial Highlights

The range of total return for the nine months ended September 30, 2005 and 2004 was as follows

	Nine months ended
	September 30, (Unaudited)
	2005	2004

Total Return	10.37% to 11.11%	5.46% to 6.17%

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS

REAL ESTATE INVESTMENTS – At estimated market value:
Real estate and improvements
(cost: 9/30/2005 – $203,173,438; 12/31/2004 – $224,584,885)	$200,335,056	$203,246,069
Real estate partnership (cost: 9/30/2005 – $11,351,348;
12/31/2004 – $11,286,826)	11,451,023	12,126,566
Mortgage and other loans receivable (cost: 9/30/2005 – $3,439,317;
12/31/2004 – $1,332,060)	3,439,317	1,332,060

Total real estate investments	215,225,396	216,704,695

CASH AND CASH EQUIVALENTS	41,612,649	17,557,182

OTHER ASSETS (net of allowance for uncollectible
(accounts: 09/30/2005 – $55,369; 12/31/2004 – $46,690)	3,619,668	6,313,734

Total assets	$260,457,713	$240,575,611

LIABILITIES

MORTGAGE LOANS PAYABLE	43,328,380	43,773,767

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,982,149	3,096,006

DUE TO AFFILIATES	741,142	721,419

OTHER LIABILITIES	511,465	622,900

MINORITY INTEREST	4,890,254	5,638,458

Total liabilities	52,453,390	53,852,550

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY	208,004,323	186,723,061

Total liabilities and partners' equity	$260,457,713	$240,575,611

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	7,140,308	7,140,308

SHARE VALUE AT END OF PERIOD	$29.13	$26.15

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2005	2004	2005	2004
INVESTMENT INCOME:
Revenue from real estate and improvements	$20,598,665	$20,533,816	$6,856,684	$7,229,681
Equity in income of real estate partnership	168,504	350,210	(57,979)	83,529
Interest and equity income on mortgage loans
receivable and other loans receivable	196,221	106,485	75,455	27,266
Income from other real estate investments	—	246,765	—	103,863
Interest on short-term investments	580,537	143,062	313,513	79,484

Total investment income	21,543,927	21,380,338	7,187,673	7,523,823

INVESTMENT EXPENSES:
Operating	5,863,044	5,564,742	1,908,487	2,039,619
Investment management fee	2,098,000	1,958,091	727,734	674,159
Real estate taxes	1,797,951	2,140,949	632,851	679,894
Administrative	3,350,266	3,980,106	899,320	1,396,616
Interest expense	1,652,343	1,888,133	491,946	644,843
Minority interest	156,017	190,592	131,197	97,016

Total investment expenses	14,917,621	15,722,613	4,791,535	5,532,147

NET INVESTMENT INCOME	6,626,306	5,657,725	2,396,138	1,991,676

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
INVESTMENTS:
Net proceeds from real estate investments sold	25,122,589	—	9,713,238	—
Less: Cost of real estate investments sold	26,856,771	—	7,912,781	—
Realization of prior periods’ unrealized
gain (loss) on real estate investments sold	(3,239,094)	—	1,881,224	—
Minority interest in realized gain (loss) on investments sold	244,547		189,426

Net gain (loss) realized on real estate
investments sold	1,260,364	—	(270,193)	—

Change in unrealized gain (loss) on real estate investments	14,521,276	6,728,401	9,481,610	3,195,318
Less: Minority interest in unrealized gain (loss) on real estate investments	1,126,684	661,491	(40,218)	74,345

Net unrealized gain (loss) on real estate investments	13,394,592	6,066,910	9,521,828	3,120,973

NET REALIZED AND UNREALIZED GAIN (LOSS)
ON REAL ESTATE INVESTMENTS	14,654,956	6,066,910	9,251,635	3,120,973

INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS	$21,281,262	$11,724,635	$11,647,773	$5,112,649

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income	$6,626,306	$5,657,725
Net gain (loss) realized on real estate
investments sold	1,260,364	—
Net unrealized gain (loss) from real estate
investments	13,394,592	6,066,910

Increase (decrease) in net assets
resulting from operations	21,281,262	11,724,635

NET ASSETS – Beginning of period	186,723,061	181,643,061

NET ASSETS – End of period	$208,004,323	$193,367,696

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$21,281,262	$11,724,635
Adjustments to reconcile net increase (decrease) in net assets to net cash flows from operating activities:
Net realized and unrealized gain (loss) on investments	(14,654,956)	(6,066,910)
Equity in income of real estate partnership in excess
of distributions	(64,522)	(146,022)
Minority interest from operating activities	156,017	190,592
Bad debt expense	60,813	328,102
(Increase) Decrease in accrued interest included in other real
estate investments	—	—
(Increase) Decrease in accrued interest included in mortgage
and other loans receivable	(283,517)	(55,485)
(Increase) Decrease in:
Other assets	2,633,252	(1,251,622)
Increase (Decrease) in:
Accounts payable and accrued expenses	(113,857)	1,127,791
Due to affiliates	19,723	(214,865)
Other liabilities	(111,435)	(62,312)

Net cash flows from operating activities	8,922,780	5,573,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	25,122,589	—
Additions to real estate and improvements	(5,445,323)	(6,213,890)
Contribution to real estate partnership	—	(245,126)
Origination of mortgage and other loans receivable	(1,823,740)	(1,244,765)
Repayment of other real estate investments	—	4,975,000
Origination of other real estate investments	—	(4,475,000)

Net cash flows from (used in) investing activities	17,853,526	(7,203,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on mortgage loan payable	(445,387)	(533,578)
Contributions from minority interest partners	0
Proceeds from mortgage loan payable	—	8,750,000
Distributions to minority interest partners	(2,275,452)	(68,400)

Net cash flows used in financing activities	(2,720,839)	8,148,022

NET CHANGE IN CASH AND CASH EQUIVALENTS	24,055,467	6,518,145

CASH AND CASH EQUIVALENTS – Beginning of period	17,557,182	18,901,814

CASH AND CASH EQUIVALENTS – End of period	$41,612,649	$25,419,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the six months for interest	$1,818,269	$1,901,338

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF INVESTMENTS

			Total Rentable Square Feet	September 30, 2005 (Unaudited)		December 31, 2004
			Unless Otherwise
Property Name	Ownership	City, State	Indicated (Unaudited)	Cost	Estimated Market Value	Cost	Estimated Market Value

REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$23,173,335	$10,000,300	$23,173,036	$10,098,838
Oakbrook Terrace	WO	Oakbrook, IL	123,734	—	—	14,833,796	9,698,734
Summit at Cornell Oaks	WO	Beaverton , OR	72,109	11,976,098	10,518,341	11,934,209	9,644,005
Westpark	WO	Brentwood, TN	97,199	10,798,599	12,541,739	10,708,970	11,151,327
Financial Plaza	WO	Brentwood, TN	95,768	12,333,116	12,299,959	12,333,151	10,966,233

		Offices % as of 9/30/05	22%	58,281,148	45,360,339	72,983,162	51,559,137
APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	18,378,717	17,865,859	17,344,994	16,616,914
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,168,699	19,024,362	16,083,715	18,000,660
Riverbend Apartments	CJV	Jacksonville, FL	458 Units	20,141,655	23,100,000	20,015,959	22,600,000
SIMA Apartments	CJV	Gresham/Salem, OR	201 Units	—	—	12,004,323	13,900,000

		Apartments % as of 9/30/05	29%	54,689,072	59,990,221	65,448,991	71,117,574
RETAIL
King's Market	WO	Rosewell, GA	314,358	37,331,411	27,936,970	33,864,392	21,765,286
Hampton Towne Center	WO	Hampton, VA	174,540	18,031,494	25,100,000	18,031,495	21,000,000
White Marlin Mall	CJV	Ocean City, MD	186,016	15,271,049	20,900,000	15,229,878	19,300,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	11,351,248	11,450,923	11,286,726	12,126,466

		Retail % as of 9/30/05	41%	81,985,202	85,387,893	78,412,491	74,191,752
INDUSTRIAL
Smith Road	WO	Aurora, CO	277,930	10,813,584	11,247,526	10,692,625	10,204,072

		Industrial % as of 9/30/05	5%	10,813,584	11,247,526	10,692,625	10,204,072
HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	8,755,681	9,800,000	8,334,342	8,300,000

		Hotel % as of 9/30/05	5%	8,755,681	9,800,000	8,334,342	8,300,000
LAND
Gateway Village	EJV	Blue Springs, MO		100	100	100	100

		Land % as of 9/30/05	0%	100	100	100	100
MORTGAGE AND OTHER LOANS RECEIVABLE
Englar K-Mart	MD	Westminster, MD		3,439,317	3,439,317	1,332,060	1,332,060

Mortgage and Other Loans Receivable% as of 9/30/05			2%	3,439,317	3,439,317	1,332,060	1,332,060

Total Real Estate Investments as a Percentage of Net Assets as of 9/30/05			104%	$217,964,103	$215,225,396	$237,203,771	$216,704,695

WO – Wholly Owned Investment
CJV – Consolidated Joint Venture
EJV – Joint Venture Investment accounted for under the equity method
MD – Mezzanine Debt

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF INVESTMENTS

		September 30, 2005 (Unaudited)		December 31, 2004

	Face Amount	Cost	Estimated Market Value	Cost	Estimated Market Value

CASH AND CASH EQUIVALENTS – Percentage of Net Assets			20.0%		9.4%

Federal Home Loan Bank, 6.4500%, Jan. 3, 2005	$19,475,000	—	—	$19,455,135	$19,455,135
Federal Home Loan Banks, 3.1950%, October 3, 2005	39,751,000	39,740,565	39,740,565	—	—

Total Cash Equivalents	59,226,000	39,740,565	39,740,565	19,455,135	19,455,135

Cash	1,861,649	1,872,084	1,872,084	(1,897,953)	(1,897,953)

Total Cash and Cash Equivalents	$61,087,649	$41,612,649	$41,612,649	$17,557,182	$17,557,182

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2005 and 2004
(Unaudited)

Note 1: Summary Of Significant Accounting Policies

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2004.

Real estate investments are reported at their estimated fair market values.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Prudential Variable Contract Real Property Partnership (the “Partnership”) is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its investments may need to be consolidated as a result of this FIN 46-R.

Note 2: Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management (“PIM”) charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine months ended September 30, 2005 and 2004 investment management fees incurred by the Partnership were $2,098,000 and $1,958,091, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the nine months ended September 30, 2005 and 2004 were $40,222 and $92,722, respectively, and are classified as part of administrative expense in the Consolidated Statements of Operations.

Note 3: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential Insurance Company of America’s (“Prudential”) management, the outcome of such matters will not have a material effect on the Partnership.

As of September 30, 2005, the Partnership had the following outstanding commitments to purchase real estate or fund additional expenditures on previously acquired properties and loan take-out agreements:

Property Type	Commitments (000's)

Apartments	$20,405
Retail	15,187
Other	1,550

Total	$37,142

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2005 and 2004
(Unaudited)

Note 3: Commitments and Contingencies (continued)

Certain purchases of real estate are contingent on a developer building the real estate according to plans and specifications outlined in the pre-sale agreement or the property achieving a certain level of leasing. Once those conditions have been met, it is anticipated that funding will be provided by operating cash flow, real estate investment sales, existing portfolio-level cash and financings or third party debt.

Note 4: Financial Highlights

	For the Nine Months Ended September 30,

	2005	2004	2003	2002	2001

Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$26.15	$24.66	$24.11	$23.82	$22.74
Income From Investment Operations:
Investment income, before management fee	1.22	1.04	1.12	1.20	1.25
Management fee	(0.29)	(0.27)	(0.24)	(0.23)	(0.22)
Net realized and unrealized gain (loss) on investments	2.05	0.82	(0.84)	(0.85)	(0.00)

Net Increase in Net Assets Resulting from Operations	2.98	1.59	0.04	0.12	1.03

Net Asset Value, end of period	$29.13	$26.25	$24.15	$23.94	$23.77

Total Return, before Management Fee (a):	12.58%	7.58%	1.15%	1.44%	5.56%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$208	$193	$185	$188	$216
Ratios to average net assets (b):
Total Portfolio Level Expenses	1.10%	1.06%	1.00%	0.95%	0.97%
Net Investment Income	3.04%	4.13%	4.62%	5.15%	5.56%

(a) Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses) Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b) Average net assets are based on beginning of quarter net assets.

Back to Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Account are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The partners in the Partnership are Prudential, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey (collectively, the “Partners”).

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Financial Statements of the Account and the Partnership and the related Notes included herein.

(a) Liquidity and Capital Resources

As of September 30, 2005, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $41.6 million, an increase of approximately $24.0 million from $17.6 million at December 31, 2004. The increase was primarily due to net sales proceeds received in connection with three sales totaling approximately $25.0 million cash. Sources of liquidity include net cash flow from property operations, sales, financings and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of September 30, 2005, 16.0% of the Partnership’s total assets consisted of cash and cash equivalents.

Dispositions for the nine months ended September 30, 2005 included the sale of one apartment complex located in Salem, Oregon, an office property located in Oakbrook Terrace, Illinois, and one apartment complex located in Gresham, Oregon. The three investments sold for combined gross proceeds of $26.0 million.

During the first nine months of 2005, the Partnership spent approximately $5.4 million on capital improvements to existing properties. Approximately $1.0 million was associated with the renovation of an apartment complex in Atlanta, Georgia, approximately $3.5 million was associated with the renovation and redevelopment of a retail center in Roswell, Georgia, and approximately $0.4 million was associated with the renovation of a hotel property in Lake Oswego, Oregon. The remaining $0.5 million was associated with minor capital improvements at various other properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three month periods ended September 30, 2005 and 2004.

Net Investment Income Overview

The Partnership’s net investment income for the nine months ended September 30, 2005 was approximately $6.6 million, an increase of $0.9 million from $5.7 million for the prior year period. The Partnership’s net investment income for the quarter ended September 30, 2005 was $2.4 million, an increase of $0.4 million from $2.0 million for the prior year period. The increase for both the nine-month and three-month periods was attributed to the office and hotel sectors, due to (a) increased rents and stabilized occupancy at both office properties in Brentwood, Tennessee and (b) increased occupancy and higher average daily rates at the hotel property in Lake Oswego, Oregon. Partially offsetting these increases were decreases in net investment income in the apartment sector for the nine-month period and decreases in net investment income in the retail and industrial sectors for both the nine-month and three-month periods ended

Back to Contents

September 30, 2005. The decrease in the apartment sector was a result of rental concessions and mortgage interest incurred for the apartment property in Atlanta, Georgia that was not incurred during the first nine months of 2004. The decrease in net investment income in the retail sector was a result of (a) increased expenses at the retail centers in Kansas City, Kansas and Kansas City, Missouri and (b) increased vacancy at the retail center in Ocean City, Maryland. The decrease in net investment income in the industrial sector was a result of lower occupancy at the industrial property in Aurora, Colorado as a result of a lease termination in 2004.

Valuation Overview

The Partnership recorded an aggregate unrealized gain of $13.4 million for the nine months ended September 30, 2005, compared to an unrealized gain of $6.1 million during the prior year period. The unrealized gain during the first nine months of 2005 was attributed to valuation gains in all property type sectors, primarily due to strengthening market fundamentals and continued investor demand.

The Partnership recorded an aggregate unrealized gain of $9.5 million for the three months ended September 30, 2005, compared to an unrealized gain of $3.1 million during the prior year period. The unrealized gain for the three months ended September 30, 2005 was primarily recorded in the office and retail sectors. The gains in the office sector were due to strengthening market fundamentals as noted above. The retail sector recorded value gains, mainly due to the completion of the redevelopment and opening of an anchor retailer, Publix, at the retail center in Roswell, Georgia and continued investor demand at the retail center in Hampton, Virginia.

The Partnership recorded a net realized gain of $1.3 million for the nine months ended September 30, 2005. The realized gain for the nine-month period was recorded in the office and apartment sectors in connection with the sales of the office property located in Oakbrook Terrace, Illinois and one apartment complex located in Salem, Oregon.

The Partnership recorded a realized loss of $0.3 million for the three months ended September 30, 2005. The realized loss for the three-month period was recorded in the apartment sector in connection with the sale of one apartment complex in Gresham, Oregon.

Net Gain (Loss) on Real Estate Investments Sold Overview

On August 10, 2005, the Partnership sold one apartment complex in Gresham, Oregon for $9.9 million, resulting in a realized loss of approximately $0.3 million.

Back to Contents

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the nine and three month periods ended September 30, 2005 and 2004.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Net Investment Income:

Office properties	$2,340,225	$1,400,615	$703,000	$418,915
Apartment complexes	1,718,278	1,982,985	695,288	630,205
Retail properties	3,158,106	3,469,560	928,351	1,178,799
Industrial properties	397,619	511,840	149,259	191,139
Hotel property	771,163	402,509	384,709	226,826
Equity in income of real estate partnership	—	—	—	—
Other (including interest income,	—	—	—	-
investment mgt fee, etc.)	(1,759,085)	(2,109,784)	(464,469)	(654,208)

Total Net Investment Income	$6,626,306	$5,657,725	$2,396,138	$1,991,676

Net Realized Gain (Loss) on Real Estate
Investments:

Apartment Complex	209,531	—	(271,277)	—
Office Building	1,050,833	—	1,084	—

Total Net Realized Gain (Loss) on Real
Estate Investments	1,260,364	—	(270,193)	—

Net Unrealized Gain (Loss) on Real Estate
Investments:

Office properties	3,491,704	($403,401)	3,580,066	$790,896
Apartment complexes	1,219,842	2,957,522	(43,597)	1,957,062
Retail properties	7,038,712	3,472,078	6,010,599	229,617
Industrial properties	922,495	12,745	(73,265)	(696)
Hotel property	721,839	27,966	48,025	144,094

Total Net Unrealized Gain (Loss) on Real
Estate Investments	13,394,592	6,066,910	9,521,828	3,120,973

Net Realized and Unrealized Gain (Loss) on
Real Estate Investments	$14,654,956	$6,066,910	$9,251,635	$3,120,973

Back to Contents

OFFICE PORTFOLIO

Property	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Realized / Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Nine Months Ended
September 30,

Lisle, IL	$304,006	$298,887	$(98,838)	$(2,106,789)	43%	43%
Brentwood, TN	745,503	606,990	1,300,782	1,389,806	92%	82%
Oakbrook Terrace, IL*	202,894	214,345	1,174,380	(539,499)	N/A	41%
Beaverton, OR	620,283	666,350	832,446	(400,000)	75%	72%
Brentwood, TN	467,539	(385,957)	1,333,767	1,253,081	100%	100%

	$2,340,225	$1,400,615	$4,542,537	$(403,401)

Three Months Ended
September 30,

Lisle, IL	$65,716	$114,847	$300,016	$(2,048)
Brentwood, TN	248,520	207,389	1,193,449	1,129,066
Oakbrook Terrace, IL*	(50,650)	91,718	1,085	(28,335)
Beaverton, OR	221,588	212,959	886,642	(400,000)
Brentwood, TN	217,826	(207,998)	1,199,958	92,213

	$703,000	$418,915	$3,581,150	$790,896

*Net Investment Income for the nine months ended September 30, 2005 reflects partial period results for office property located in Oakbrook Terrace, Illinois that was sold on June 8, 2005. Net investment income the three months ended September 30, 2005 reflects post closing operating and administrative expenses

Net Investment Income

Net investment income for the Partnership’s office properties was approximately $2.3 million for the nine months ended September 30, 2005, an increase of $0.9 million from the prior year period. Net investment income for the Partnership’s office properties was approximately $0.7 million for the three months ended September 30, 2005, an increase of $0.3 million from the prior year period. The increase for both periods was primarily due to stabilized occupancy and increased market rents at both of the Partnership’s office assets in Brentwood, Tennessee. Partially offsetting these increases were post closing operating and administrative expenses at the Oakbrook Terrace, Illinois office property, which was sold during the three month period ended June 30, 2005.

Total Realized and Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded an aggregate net realized and unrealized gain of approximately $4.5 million during the first nine months of 2005, compared to a net unrealized loss of $0.4 million for the prior year period. The office properties owned by the Partnership recorded an aggregate net realized and unrealized gain of approximately $3.6 million for the three months ended September 30, 2005, compared to a net unrealized gain of $0.8 million for the prior year period. The gains for both the nine and three month periods were primarily due to (a) the sale of the office property in Oakbrook Terrace, Illinois and (b) strengthening market fundamentals and increases in occupancy at the office properties located in Brentwood, Tennessee and Beaverton, Oregon.

Back to Contents

APARTMENT COMPLEXES

Property	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Realized / Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Nine Months Ended
September 30,

Atlanta, GA	$68,002	$626,795	$215,223	$585,008	91%	95%
Raleigh, NC	503,143	415,751	938,718	577,633	93%	94%
Jacksonville, FL	792,840	794,333	189,443	304,325	92%	91%
Gresham/Salem, OR*	354,293	146,106	85,989	1,490,556	N/A	92%

	$1,718,278	$1,982,985	$1,429,373	$2,957,522

Three Months Ended
September 30,

Atlanta, GA	$25,165	$206,259	$122,663	$309,999
Raleigh, NC	238,548	120,848	(51,434)	(30,352)
Jacksonville, FL	391,924	275,022	(114,826)	369,154
Gresham/Salem, OR*	39,651	28,076	(271,277)	1,308,261

	$695,288	$630,205	$(314,874)	$1,957,062

* Net investment income for the nine months ended September 30, 2005 reflects partial period results for the apartment properties in Salem, Oregon and Gresham, Oregon that were sold on March 10, 2005 and August 10, 2005, respectively. Net investment income for the three months ended September 30, 2005 reflects partial period results for the apartment property located in Gresham, Oregon. Net investment income for the nine months ended September 30, 2004 and three months ended September 30, 2004 reflects results for four apartment properties located in Salem and Gresham, Oregon, two of which were sold on December 14, 2004.

Net Investment Income

Net investment income for the Partnership’s apartment properties was $1.7 million for the nine months ended September 30, 2005, a decrease of $0.3 million from the prior year period. The decrease was primarily due to (a) rental concessions and mortgage interest incurred for the apartment property in Atlanta, Georgia that was not incurred during the first nine months of 2004. Partially offsetting the decrease was an increase in net investment income for the apartment properties in Gresham/Salem, Oregon due to a diminution of mortgage interest expense resulting from the prepayment of debt on the properties.

Net investment income for the Partnership’s apartment properties was $0.7 million for the three months ended September 30, 2005, an increase of $0.1 million from the prior year period. The increase was primarily due to (a) reduced expenses at the apartment property in Raleigh, North Carolina and (b) higher occupancy and reduced operating expenses at the apartment property in Jacksonville, Florida. Partially offsetting the increase was a decrease in net investment income for the apartment property in Atlanta, Georgia for the reasons discussed above.

Total Realized and Unrealized Gain/(Loss)

The Partnership recorded an aggregate net unrealized and realized gain of $1.4 million for the nine months ended September 30, 2005, compared to a net unrealized gain of $3.0 million for the

Back to Contents

prior year period. The net unrealized gain was primarily due to continued investor demand, which has caused an increase in valuations.

The apartment properties owned by the Partnership recorded an aggregate net unrealized and realized loss of $0.3 million for the three months ended September 30, 2005, compared to an aggregate net unrealized gain of $2.0 million for the prior year period. The aggregate net unrealized and realized loss was primarily due to the sale of one apartment property located in Gresham, Oregon, as previously discussed.

RETAIL PROPERTIES

Property	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Nine Months Ended
September 30,

Roswell, GA	$1,224,536	$1,154,113	$2,704,664	$(109,515)	94%	78%
Kansas City, KS; MO	141,470	344,936	(740,065)	1,758,986	86%	85%
Hampton, VA	947,392	916,802	4,100,000	981,574	100%	100%
Ocean City, MD	654,659	700,459	974,113	841,033	87%	99%
Westminster, MD*	(469)	246,765	—	—	N/A	N/A
Westminster, MD **	190,518	106,485	—	—	N/A	N/A

	$3,158,106	$3,469,560	$7,038,712	$3,472,078

Three Months Ended
September 30,

Roswell, GA	$410,255	$369,753	$2,787,772	$(35,300)
Kansas City, KS; MO	(65,481)	83,528	222,040	(68,253)
Hampton, VA	332,042	305,542	2,900,000	394,424
Ocean City, MD	181,924	288,846	100,787	(61,254)
Westminster, MD*	(469)	103,864	—	—
Westminster, MD **	70,080	27,266	—	—

	$928,351	$1,178,799	$6,010,599	$229,617

* Classified as Other Real Estate Investment (mortgage paid in full September 13, 2004).
**Mortgage Loan Receivable (Acquired January 2004).

Net Investment Income

Net investment income for the Partnership’s retail properties was $3.2 million for the nine months ended September 30, 2005, a decrease of $0.3 million from the prior year period. Net investment income for the Partnership’s retail properties was $0.9 million for the three months ended September 30, 2005, a decrease of $0.3 million from the prior year period. The decrease in net investment income for both the nine and three month periods was primarily due to (a) increased expenses at the retail centers in Kansas City, Kansas and Kansas City, Missouri, (b) increased vacancy at the retail center in Ocean City, Maryland and (c) interest income received the prior year in connection with the loan made by the Partnership to the retail center in Westminster, Maryland that was paid in full on September 13, 2004. Partially offsetting the decrease for both the nine and three month periods was (a) an increase in net investment income at the retail center in Roswell, Georgia due to higher occupancy resulting from the opening of an anchor retailer, Publix and (b) interest income received in connection with the mortgage loan receivable made by the Partnership to the retail center in Westminster, Maryland in January 2004.

Back to Contents

Unrealized Gain/(Loss)

The retail properties recorded an aggregate net unrealized gain of $7.0 million for the nine months ended September 30, 2005, compared to a net unrealized gain of $3.5 million for the prior year period. The net unrealized gain was primarily due to (a) continued investor demand at the retail centers in Hampton, Virginia and Ocean City, Maryland that recorded a combined unrealized gain of $5.1 million and (b) completion of the redevelopment and opening of an anchor retailer, Publix, at the retail center in Roswell, Georgia that recorded a net unrealized gain of approximately $2.7 million. Partially offsetting these gains was a net unrealized loss of $0.7 million recorded at the retail centers located in Kansas City, Kansas and Kansas City, Missouri due to increases in expenses.

The retail properties recorded an aggregate net unrealized gain of $6.0 million for the three months ended September 30, 2005, compared to a net unrealized gain of $0.2 million for the prior year period. The net unrealized gain was primarily attributed to the retail centers located in Roswell, Georgia and Hampton, Virginia, as previously discussed.

INDUSTRIAL PROPERTIES

Property	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Nine Months Ended
September 30,

Aurora, CO	$397,619	$510,737	$922,495	$12,745	78%	88%
Bolingbrook, IL	-	2,603	—	—	Sold September 2002
Salt Lake City, UT	-	(1,500)	—	—	Sold January 2003

	$397,619	$511,840	$922,495	$12,745

Three Months Ended
September 30,

Aurora, CO	$149,259	$191,299	$(73,265)	$(696)
Bolingbrook, IL	—	—	—	—
Salt Lake City, UT	—	(160)	—	—

	$149,259	$191,139	$(73,265)	$(696)

Net Investment Income

Net investment income for the Partnership’s industrial property was $0.4 million for the nine months ended September 30, 2005, a decrease of $0.1 million from the prior year period. Net investment income for the Partnership’s industrial property was $0.1 million for the three months ended September 30, 2005, unchanged from the prior year period. The decrease for the nine month period was primarily due to lower occupancy, as a result of a lease termination in 2004.

Unrealized Gain/(Loss)

The Aurora, Colorado industrial property owned by the Partnership recorded a net unrealized gain of approximately $0.9 million for the nine months ended September 30, 2005. The net unrealized gain was primarily due to continuing investor demand for this product type.

Back to Contents

HOTEL PROPERTY

Property	Net Investment Income/Loss 2005	Net Investment Income/Loss 2004	Unrealized Gain/(Loss) 2005	Unrealized Gain/(Loss) 2004	Occupancy 2005	Occupancy 2004

Nine Months Ended
September 30,

Lake Oswego, OR	$771,163	$402,509	$721,839	$27,966	88%	76%

Three Months Ended
September 30,

Lake Oswego, OR	$384,709	$226,826	$48,025	$144,094

Net Investment Income

Net investment income for the Partnership’s hotel property was $0.8 million for the nine months ended September 30, 2005, an increase of $0.4 million from the prior year period. Net investment income for the Partnership’s hotel property was $0.4 million for the three months ended September 30, 2005, an increase of $0.2 million from the prior year period. The increase for both the nine and three month periods was primarily due to increased occupancy and higher average daily rates generated at the hotel compared to the prior year periods.

Unrealized Gain/(Loss)

The Lake Oswego, Oregon hotel property owned by the Partnership recorded a net unrealized gain of $0.7 million for the nine months ended September 30, 2005. The net unrealized gain was primarily due to strengthening market fundamentals and the benefits associated with completion of the renovation.

Other

Other net investment income increased $0.4 million during the nine months ended September 30, 2005 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

(c) Inflation

The Partnership’s leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited Financial

Back to Contents

Statements of the Account and the Partnership may change significantly.
The following sections discuss critical accounting policies applied in preparing the unaudited financial statements of the Account and the Partnership that are most dependent on the application of estimates and assumptions.

Valuation of Investments

Real Estate Investments – The Partnership's investments in real estate are initially carried at their purchase price. Subsequently, real estate investments are reported at their estimated market values based upon appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter, with independent updates quarterly. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides objective and reasonable market value estimates. The market value of real estate investments does not reflect transaction sale costs, which may be incurred upon disposition of real estate investments.

The purpose of an appraisal is to estimate the market value of real estate as of a specific date. Market value has been defined as the most probable price for which the appraised real estate will sell in a competitive market under all conditions requisite for a fair sale, with the buyer and seller each acting prudently, knowledgeably, and in their self interest, and assuming that neither is acting under duress.

Unconsolidated real estate partnerships are valued at the Partnership’s equity in net assets, as reflected in the partnership’s financial statements, with properties valued as described above.

Mortgage and other loans receivable, which are accounted for as loans, are independently valued according to the same appraisal process as other investments in real estate.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process, except for other real estate investments, which are determined as stated above. These estimated market values may vary significantly from the prices at which the real estate investments would sell because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate value of investments in real estate is fairly presented as of September 30, 2005 and September 30, 2004.

Other Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – The Partnership's exposure to market rate risk for changes in interest rates relates to approximately 40.84% (as of September 30, 2005) of its investment portfolio consisting primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any

Back to Contents

one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at September 30, 2005:

		Estimated Market
		Value	Average
	Maturity	(in $ millions)	Interest Rate

Cash and Cash equivalents	0-3 months	$41.6	3.03%

The table below discloses the Partnership’s debt as of September 30, 2005. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands), including current portion	10/1/2005- 12/31/2005	2006	2007	2008	2009	Thereafter	Total	Estimated Fair Value

Average Fixed Interest Rate	5.21%	5.20%	5.18%	4.99%	5.37%	6.75%	6.17%
Fixed Rate	$67	$550	$589	$26,092	$8,746	$7,284	$43,328	$42,505
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$67	$550	$589	$26,092	$8,746	$7,284	$43,328	$42,505

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that would adversely affect its operating results and liquidity.

Back to Contents

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

Contract owners participating in the Real Property Account have no voting rights with respect to the Real Property Account.

Item 6. Exhibits

Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer

Back to Contents

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PRUCO LIFE INSURANCE COMPANY
in respect of
Pruco Life Variable Contract Real Property Account

Date:	November 14, 2005	By:	/s/ Bernard J. Jacob

Bernard J. Jacob
Chief Executive Officer