Form 10-Q
period 2006-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2006-05-12
CIK 801348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended March 31, 2006

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

(973) 802-6000

(Registrant's Telephone Number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES     NO

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer        Accelerated filer        Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act).       YES        NO

Back to Contents

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)

Back to Contents

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon The Prudential Insurance Company of America (“the Company”) or the Prudential Variable Contract Real Property Account (the “Real Property Account”). There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumption we use in pricing our products, establishing liabilities and reserves or for other purposes or goodwill; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchase, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. The Company and the Real Property Account do not intend, and are under no obligation to, update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to the operation of the Partnership.

Back to Contents

FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENT OF NET ASSETS
March 31, 2006 and December 31, 2005

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Investment in The Prudential Variable Contract
Real Property Partnership	$118,332,528	$113,200,507

Net Assets	$118,332,528	$113,200,507

NET ASSETS, representing:
Equity of contract owners	$84,907,761	$81,885,275
Equity of Pruco Life Insurance Company	33,424,767	31,315,232

	$118,332,528	$113,200,507

Units outstanding	43,265,033	43,195,848

Portfolio shares held	3,825,616	3,825,616
Portfolio net asset value per share	$30.93	$29.59

STATEMENT OF OPERATIONS
For the three months ended March 31, 2006 and 2005
	1/1/2006-3/31/2006 (unaudited)	1/1/2005-3/31/2005 (unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$1,488,804	$1,095,982

EXPENSES
Charges to contract owners for assuming mortality risk and
expense risk and for administration	125,253	113,448

NET INVESTMENT INCOME	1,363,551	982,534

NET REALIZED AND UNREALIZED GAIN
(LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments from Partnership	3,644,825	1,510,205
Net realized gain (loss) on sale of investments from Partnership	(1,609)	(109,300)

NET GAIN (LOSS) ON INVESTMENTS	3,643,216	1,400,905

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	$5,006,767	$2,383,439

STATEMENT OF CHANGES IN NET ASSETS
For the three months ended March 31, 2006 and 2005
	1/1/2006-3/31/2006 (unaudited)	1/1/2005-3/31/2005 (unaudited)

OPERATIONS
Net investment income	$1,363,551	$982,534
Net change in unrealized gain (loss) on investments in Partnership	3,644,825	1,510,205
Net realized gain (loss) on sale of investments in Partnership	(1,609)	(109,300)

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS	5,006,767	2,383,439

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(546,439)	(554,710)
Net contributions (withdrawals) by Pruco Life Insurance Company	671,693	668,158

NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM CAPITAL TRANSACTIONS	125,254	113,448

TOTAL INCREASE (DECREASE) IN NET ASSETS	5,132,021	2,496,887
NET ASSETS
Beginning of period	113,200,507	102,950,783

End of period	$118,332,528	$105,447,670

The accompanying notes are an integral part of these financial statements.

Back to Contents

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
March 31, 2006
(Unaudited)

Note 1: General

Pruco Life Variable Contract Real Property Account (the “Account”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), a wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) and is registered under the Securities Act of 1933. The assets of the Account are segregated from Pruco Life’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”) and Discovery Life Plus (“SPVL”).

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

The interim financial data as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

B.      Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At March 31, 2006 and December 31, 2005 the Account’s interest in the Partnership was 55.1% or 3,825,616 shares.

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

Back to Contents

Note 5:  Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the three months ended March 31, 2006 and 2005, were as follows:

	March 31,

	2006	2005

	(Unaudited)
VAL	$423,698	$352,062
VLI	40,620	6,413
SPVA	20,853	0
SPVL	61,268	196,235

TOTAL	$546,439	$554,710

Note 6:  Partnership Distributions

As of March 31, 2006, the Partnership had made no current year distributions. For the year ended December 31, 2005, the Partnership made distributions of $6 million. The Pruco Life Account’s share of these distributions was $3.4 million.

Note 7:  Unit Information

Outstanding units and unit values at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005

	(Unaudited)
Units Outstanding:	43,265,033	43,195,848
Unit Value:	2.42996 to 2.89112	2.33181 to 2.76817

Note 8:  Financial Highlights

The range of total return for the three months ended March 31, 2006 and 2005 was as follows:

	Three months ended March 31,

	2006	2005

	(Unaudited)
Total Return	4.21% to 4.44%	2.11% to 2.34%

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2006 (Unaudited)	December 31, 2005

ASSETS

REAL ESTATE INVESTMENTS - At estimated market value:
Real estate and improvements
(cost: 03/31/2006 - $183,929,849; 12/31/2005 - $183,767,148)	$186,913,113	$178,628,645
Real estate partnerships and preferred equity investments (cost:
03/31/2006 - $26,135,424; 12/31/2005 - $18,578,394)	21,850,185	14,348,816
Mortgage and other loans receivable (cost: 03/31/2006 - $0;
12/31/2005 - $4,277,769)	—	4,277,769

Total real estate investments	208,763,298	197,255,230

CASH AND CASH EQUIVALENTS	45,001,015	45,467,485

OTHER ASSETS, NET	2,851,582	3,292,400

Total assets	$256,615,895	$246,015,115

LIABILITIES & PARTNERS' EQUITY

INVESTMENT LEVEL DEBT	$33,060,157	$33,195,607

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,384,991	2,545,052

DUE TO AFFILIATES	753,224	760,926

OTHER LIABILITIES	607,360	472,336

MINORITY INTEREST	5,095,238	3,638,343

Total liabilities	41,900,970	40,612,264

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY	214,714,925	205,402,851

Total liabilities and partners' equity	$256,615,895	$246,015,115

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,941,631	6,941,631

SHARE VALUE AT END OF PERIOD	$30.93	$29.59

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

INVESTMENT INCOME:
Revenue from real estate and improvements	$5,858,589	$6,739,666
Equity in income of real estate partnerships	391,255	122,750
Interest and equity income on mortgage
and other loans receivable	125,510	59,170
Interest on short-term investments	463,767	99,222

Total investment income	6,839,121	7,020,808

INVESTMENT EXPENSES:
Operating	1,485,963	1,941,949
Investment management fee	739,816	673,537
Real estate taxes	526,103	650,195
Administrative	932,771	1,177,736
Interest expense	448,686	586,024
Minority interest	4,340	3,573

Total investment expenses	4,137,679	5,033,014

NET INVESTMENT INCOME	2,701,442	1,987,794

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE
INVESTMENTS:
Net proceeds from real estate investments sold	(2,919)	4,550,103
Less: Cost of real estate investments sold	—	4,101,778
Realization of prior years' unrealized
gain (loss) on real estate investments sold	—	646,563

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	(2,919)	(198,238)

Change in unrealized gain (loss) on real estate investments	8,066,106	3,100,426
Less: Minority interest in unrealized gain (loss) on real estate investments	1,452,555	361,348

Net unrealized gain (loss) on real estate investments	6,613,551	2,739,078

NET REALIZED AND UNREALIZED GAIN (LOSS)
ON REAL ESTATE INVESTMENTS	6,610,632	2,540,840

INCREASE (DECREASE) IN NET ASSETS RESULTING
FROM OPERATIONS	$9,312,074	$4,528,634

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income	$2,701,442	$1,987,794
Net gain (loss) realized on real estate
investments sold	(2,919)	(198,238)
Net unrealized gain (loss) from real estate
investments	6,613,551	2,739,078

Increase (decrease) in net assets
resulting from operations	9,312,074	4,528,634

NET ASSETS - Beginning of period	205,402,851	186,723,061

NET ASSETS - End of period	$214,714,925	$191,251,695

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$9,312,074	$4,528,634
Adjustments to reconcile net increase in net assets
to net cash from operating activities
Net realized and unrealized loss (gain)	(6,610,632)	(2,540,840)
Distributions in excess of (less than) equity in income
of real estate partnerships' operations	(267,543)	(18,798)
Minority interest in consolidated partnerships	4,340	3,573
Bad debt expense	52,358	30,775
(Increase) Decrease in accrued interest included in
mortgage and other loans receivable	—	(59,170)
(Increase) decrease in:
Other assets	388,460	1,539,998
Increase (decrease) in:
Accounts payable and accrued expenses	(160,061)	(3,293)
Due to affiliates	(7,702)	(34,475)
Other liabilities	135,024	135,222

Net cash flows from (used in) operating activities	2,846,318	3,581,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	(2,919)	4,550,103
Additions to real estate and improvements	(162,701)	(979,382)
Contributions to real estate partnerships	(7,289,487)	—
Origination of mortgage loan receivable	—	(1,192,011)
Collection of other real estate investments	4,277,769	—

Net cash flows from (used in) investing activities	(3,177,338)	2,378,710

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(135,450)	(125,781)
Contributions from minority interest partners	—	220,006
Distributions to minority interest partners	—	(1,974,692)

Net cash flows from (used in) financing activities	(135,450)	(1,880,467)

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(466,470)	4,079,869

CASH AND CASH EQUIVALENTS - Beginning of period	45,467,485	17,557,182

CASH AND CASH EQUIVALENTS - End of period	$45,001,015	$21,637,051

DISCLOSURE OF SUPPLEMENTAL CASH FLOW
INFORMATION

Cash paid during the quarter for interest	$438,372	$650,306

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

				March 31, 2006 (Unaudited)		December 31, 2005

Property Name	March 31, 2006 Ownership	City, State	March 31, 2006 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	Cost	Estimated Market Value	Cost	Estimated Market Value

REAL ESTATE INVESTMENTS

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$23,173,035	$10,600,000	$23,173,035	$10,000,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,058,049	11,710,731	12,046,574	10,566,213
Westpark	WO	Nashville, TN	97,199	10,913,142	12,498,600	10,903,925	12,600,290
Financial Plaza	WO	Brentwood, TN	98,049	12,333,152	12,800,000	12,333,151	12,300,000

		Offices % as of 03/31/2006	22%	58,477,378	47,609,331	58,456,685	45,466,503
APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	18,499,722	17,103,782	18,481,376	17,155,625
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,170,782	19,200,000	16,170,782	19,202,057

		Apartments % as of 03/31/2006	17%	34,670,504	36,303,782	34,652,158	36,357,682
RETAIL
King's Market	WO	Rosewell, GA	314,358	37,672,353	27,900,000	37,646,731	27,199,960
Hampton Towne Center	WO	Hampton, VA	174,540	18,035,334	26,000,000	18,035,334	26,100,000
White Marlin Mall	CJV	Ocean City, MD	186,016	15,346,524	21,500,000	15,328,836	21,500,000
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	11,617,132	7,331,893	11,413,171	7,183,593
CARS Preferred Equity	PE	Various	N/A	14,518,292	14,518,292	7,165,223	7,165,223

		Retail % as of 03/31/2006	45%	97,189,635	97,250,185	89,589,295	89,148,776
INDUSTRIAL
Smith Road	WO	Aurora, CO	277,930	10,875,286	12,500,000	10,823,619	11,704,500

		Industrial % as of 03/31/2006	6%	10,875,286	12,500,000	10,823,619	11,704,500

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	8,852,470	15,100,000	8,823,785	10,300,000

		Hotel % as of 03/31/2006	7%	8,852,470	15,100,000	8,823,785	10,300,000
MORTGAGE AND OTHER LOANS RECEIVABLE
Westminster West	Eloan	Westminster, MD		—	—	4,277,769	4,277,769

		Mortgage and Other Loans Receivable % as of 03/31/2006	0%	—	—	4,277,769	4,277,769

Total Real Estate Investments as a Percentage of Net Assets as of 03/31/2006			97%	210,065,273	208,763,298	206,623,311	197,255,230

WO - Wholly Owned Investment
CJV - Consolidated Joint Venture
EJV - Joint Venture Investment accounted for under the equity method
PE - Preferred equity investments accounted for under the equity method
Eloan - Mezzanine loan accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		March 31, 2006 (Unaudited)		December 31, 2005

	Face Amount	Cost	Estimated Market Value	Cost	Estimated Market Value

CASH AND CASH EQUIVALENTS - Percentage of Net Assets			21.0%		22.1%

Federal Home Loan Bank, 1.75%, January 3, 2006	$488,000	—	—	$487,908	$487,908
Federal Home Loan Bank, 0 coupon bond, January 30, 2006	44,184,000	—	—	44,033,621	44,033,621
Federal Home Loan Bank, 0 coupon bond, April 28, 2006	40,000,000	39,859,900	39,859,900	—	—
Federal Home Loan Bank, 0 coupon bond, April 6, 2006	4,091,000	4,089,939	4,089,939	—	—

Total Cash Equivalents		43,949,839	43,949,839	44,521,529	44,521,529

Cash		1,051,176	1,051,176	945,956	945,956

Total Cash and Cash Equivalents		$45,001,015	$45,001,015	$45,467,485	$45,467,485

The accompanying notes are an integral part of these consolidated financial statements.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2006
(Unaudited)

Note 1:   Summary Of Significant Accounting Policies

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2005.

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

Note 2:   Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management (“PIM”) charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2006 and 2005 investment management fees incurred by the Partnership were $739,816 and $673,537, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2006 and 2005 were $36,732 and $53,907 respectively, and are classified as administrative expense in the Consolidated Statements of Operations.

Note 3:   Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Prudential's management, the outcome of such matters will not have a material effect on the Partnership.

Purchase commitments include forward commitments without conditions waived, commitments to purchase real estate and/or fund additional expenditures on previously acquired properties and loan take out agreements. Certain purchases of real estate are contingent on a developer building the real estate according to plans and specifications outlined in the pre-sale agreement or the property achieving a certain level of leasing. It is anticipated that funding will be provided by operating cash flow, real estate investment sales and deposits from the Partnership.

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2006
(Unaudited)

Note 3:   Commitments and Contingencies, (continued)

As of March 31, 2006, the Partnership had the following outstanding purchase commitments:

Property Type	Commitments (000's)

Retail	$15,187
Other	20,805

Total	$35,992

Note 4: Financial Highlights

	For The Three Months Ended March 31,

	2006	2005	2004	2003	2002

Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$29.59	$26.15	$24.66	$24.11	$23.82
Income From Investment Operations:
Investment income, before management fee	0.50	0.36	0.35	0.39	0.42
Management fee	(0.11)	(0.09)	(0.09)	(0.08)	(0.07)
Net realized and unrealized gain (loss) on investments	0.95	0.36	(0.08)	(0.49)	(0.45)

Net Increase in Net Assets Resulting from Operations	1.34	0.63	0.18	(0.18)	(0.10)

Net Asset Value, end of period	$30.93	$26.78	$24.84	$23.93	$23.72

Total Return, before Management Fee (a):	4.89%	2.79%	1.10%	(.45%)	(.12%)
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$215	$191	$183	$183	$197
Ratios to average net assets (b):
Total Portfolio Level Expenses	0.36%	0.36%	0.35%	0.31%	0.31%
Net Investment Income	1.68%	1.43%	1.41%	1.60%	1.80%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below :

Net Investment Income + Net Realized and Unrealized Gains/(Losses) Beg. Net Asset V alue + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the assets of the Real Property Account, or the “Account”, are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The partners in the Partnership are Prudential, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “Partners”.

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Consolidated Financial Statements of the Account and the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of March 31, 2006, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $45.0 million, a decrease of approximately $0.5 million from $45.5 million at December 31, 2005. The decrease was primarily due to the funding of an additional $7.3 million of preferred equity, as discussed below. Partially offsetting the decrease were proceeds received in connection with a loan payoff, as described below, and the cash flows from the Account's operating activities. Sources of liquidity include net cash flow from property operations, sales, financings and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for distribution to its partners. As of March 31, 2006, approximately 17.5% of the Partnership’s total assets consisted of cash and cash equivalents.

During the first three months of 2006, the Partnership completed the second funding of its preferred equity investment in the existing private REIT, Capital Automotive, or “CARS”, for $7.3 million. CARS owns approximately 364 properties, which are leased to sixty automobile dealership operators throughout the United States. This investment pays to investors an annual preferred return of 7.5% for years one through five, 8.75% during years six and seven, and 12% for all subsequent years.

The Partnership’s Leasehold Mortgage Loan that was originated in January 2004 for the borrower’s acquisition and redevelopment of a retail center in Westminster, Maryland was paid in full by the borrower in March 2006, resulting in proceeds of approximately $4.4 million.

During the first three months of 2006, the Partnership spent approximately $0.2 million on capital improvements to various existing properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the periods ended March 31, 2006 and 2005.

Net Investment Income Overview

The Partnership’s net investment income for the three months ended March 31, 2006 was approximately $2.7 million, an increase of $0.7 million from $2.0 million for the prior year period. The office, retail, industrial and hotel sector investments posted increases of approximately $0.1 million, $0.4 million, $0.1 million and $0.1 million, respectively, from the prior year period. Partially offsetting this increase for the three months ended March 31, 2006 was a decrease in net investment income in the apartment sector, which posted a decrease of $0.3 million from the prior year period. Other net investment income increased $0.4 million during the three months ended March 31, 2006 from the prior year period. Detail on the components of this net investment income are discussed below by property type sector.

Back to Contents

Valuation Overview

The Partnership recorded an aggregate net realized and unrealized gain of $6.6 million for the three months ended March 31, 2006, compared to an aggregate net realized and unrealized gain of $2.5 million for the prior year period.

The Partnership recorded a slight aggregate net realized loss for the three months ended March 31, 2006, compared to an aggregate net realized loss of $0.2 million for the prior year period. The realized loss for three months ended March 31, 2006 was recorded in the land sector.

The Partnership recorded an aggregate net unrealized gain of $6.6 million for the three months ended March 31, 2006, compared to an aggregate net unrealized gain of $2.7 million for the prior year period. The unrealized gain for the three months ended March 31, 2006 was attributable to valuation gains in the office, retail, industrial and hotel property sectors. Partially offsetting this gain was an unrealized loss of approximately $0.1 million recorded in the apartment sector. Details on the components of these valuation gains and/or losses are discussed below by property type sector.

Back to Contents

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Net Investment Income:

Office properties	$823,847	$670,163
Apartment complexes	261,496	639,230
Retail properties	1,484,989	1,055,401
Industrial properties	195,933	119,965
Hotel property	278,301	169,536
Land	(43,508)	—
Other (including interest income,
investment mgt fee, etc.)	(299,616)	(666,501)

Total Net Investment Income	$2,701,442	$1,987,794

Net Realized Gain (Loss) on Real Estate Investments:

Apartment Complex	—	(198,238)
Office Building	—	—
Land	(2,919)	—

Total Net Realized Gain (Loss) on Real Estate Investments	(2,919)	(198,238)

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	2,122,136	(61,306)
Apartment complexes	(72,246)	163,700
Retail properties	18,996	1,191,835
Industrial properties	743,833	995,932
Hotel property	3,800,832	448,917

Total Net Unrealized Gain (Loss) on Real Estate Investments	6,613,551	2,739,078

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$6,610,632	$2,540,840

Back to Contents

OFFICE PORTFOLIO

Three Months Ended March 31,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Lisle, IL	$98,403	$101,432	$600,000	$(398,854)	38%	43%
Brentwood, TN	227,999	225,685	(110,907)	148,673	93%	97%
Oakbrook Terrace, IL (1)	1,323	66,220	—	101,266	N/A	41%
Beaverton, OR	229,068	218,008	1,133,043	(46,200)	78%	72%
Brentwood, TN (2)	267,054	58,818	500,000	133,809	100%	100%

	$823,847	$670,163	$2,122,136	$(61,306)

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized in 2006.

(2)	Net Investment Income for the three months ended March 31, 2005 reflects partial period rental concessions.

Net Investment Income

Net investment income for the Partnership’s office properties was approximately $0.8 million for the three months ended March 31, 2006, an increase of approximately $0.1 million from the prior year period. The increase was primarily due to stabilized occupancy and increased market rents at the Partnership’s office asset in Brentwood, Tennessee. Partially offsetting this increase was the loss of rent at the Oakbrook Terrace, Illinois office property that was sold on June 8, 2005.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $2.1 million during the first three months of 2006, compared to an aggregate net unrealized loss of $0.1 million for the prior year period. The gain was primarily due to improved market fundamentals at the office properties located in Lisle, Illinois, Beaverton, Oregon and Brentwood, Tennessee. Partially offsetting this gain was a net unrealized loss of approximately $0.1 million recorded at the office property located in Brentwood, Tennessee.

APARTMENT COMPLEXES

Three Months Ended March 31,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Realized / Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Atlanta, GA	$114,338	$71,206	$(70,189)	$(205,698)	91%	92%
Raleigh, NC	147,158	144,916	(2,057)	(661)	93%	92%
Jacksonville, FL (1)	—	218,880	—	316,991	N/A	92%
Salem/Gresham, OR (1)	—	204,228	—	53,068	N/A	92%

	$261,496	$639,230	$(72,246)	$163,700

(1)	The Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively.

Back to Contents

Net Investment Income

Net investment income for the Partnership’s apartment properties was $0.3 million for the three months ended March 31, 2006, a decrease of $0.3 million from the prior year period. The decrease was primarily due to the loss of rent at the Salem, Oregon, Gresham, Oregon and Jacksonville, Florida apartment properties that were sold on March 10, 2005, August 10, 2005 and November 30, 2005, respectively.

Total Realized and Unrealized Gain/(Loss)

The Partnership recorded an aggregate net unrealized loss of $0.1 million for the three months ended March 31, 2006, compared to an aggregate net realized and unrealized gain of $0.2 million for the prior year period. The net unrealized loss for the three months ended March 31, 2006 resulted from a slight valuation change for the apartment property in Atlanta, Georgia.

RETAIL PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Roswell, GA	$531,549	$448,122	$674,414	$(422,646)	94%	74%
Kansas City, KS; Kansas City, MO	196,561	122,748	(55,660)	86,677	81%	82%
Hampton, VA	318,723	307,708	(100,000)	1,200,000	100%	100%
Ocean City, MD	126,501	117,981	(499,758)	327,804	84%	90%
Westminster, MD (1)	124,362	58,842	—	—	N/A	N/A
CARS Preferred Equity (2)	187,293	—	—	—	N/A	N/A

	$1,484,989	$1,055,401	$18,996	$1,191,835

(1)	Leasehold Mortgage Loan Receivable (mortgage paid in full March 3, 2006).
(2)	Net investment income for the three months ended March 31, 2006 reflects partial period results for second funding, which occurred February 14, 2006.

Net Investment Income

Net investment income for the Partnership’s retail properties was $1.5 million for the three months ended March 31, 2006, an increase of $0.4 million from the prior year period. The increase in net investment income was primarily due to (a) increased rents and reduced expenses at the retail centers in Kansas City, Kansas and Kansas City, Missouri, (b) increased occupancy at the retail center in Roswell, Georgia and (c) income received from the preferred equity investments made by the Partnership on December 16, 2005 and February 14, 2006, respectively.

Unrealized Gain/(Loss)

The retail properties recorded a slight aggregate net unrealized gain for the three months ended March 31, 2006, compared to a net unrealized gain of $1.2 million for the prior year period. The unrealized gain of approximately $0.7 million recorded at the retail center in Roswell, Georgia during the first three months of 2006 was due to continued investor demand and improved property fundamentals. This gain was offset by unrealized losses of approximately (a) $0.1 million recorded at the retail centers in Kansas City, Kansas and Kansas City, Missouri, (b) $0.1 million recorded at the retail center in Hampton, Virginia, and (c) $0.5 million recorded at the retail center in Ocean City, Maryland.

Back to Contents

INDUSTRIAL PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Aurora, CO	$195,933	$119,965	$743,833	$995,932	78%	78%

Net Investment Income

Net investment income for the Partnership’s industrial property was $0.2 million for the three months ended March 31, 2006, an increase of $0.1 million from the prior year period. The increase was primarily due to increased rents and reduced operating and administrative expenses at the Aurora, Colorado industrial property compared to the prior year period.

Unrealized Gain/(Loss)

The Aurora, Colorado industrial property owned by the Partnership recorded a net unrealized gain of approximately $0.7 million for the three months ended March 31, 2006, compared to a net unrealized gain of $1.0 million for the prior year period. The net unrealized gain for the three months ended March 31, 2006 was primarily due to improved market fundamentals and continuing investor demand for this product type.

HOTEL PROPERTY

Three Months Ended March 31,	Net Investment Income/(Loss) 2006	Net Investment Income/(Loss) 2005	Unrealized Gain/(Loss) 2006	Unrealized Gain/(Loss) 2005	Occupancy 2006	Occupancy 2005

Property
Lake Oswego, OR	$278,301	$169,536	$3,800,832	$448,917	72%	62%

Net Investment Income

Net investment income for the Partnership’s hotel property was $0.3 million for the three months ended March 31, 2006, an increase of $0.1 million from the prior year period. The increase was primarily due to increased occupancy and higher average daily rates generated at the property compared to the prior year period.

Unrealized Gain/(Loss)

The Lake Oswego, Oregon hotel property owned by the Partnership recorded a net unrealized gain of $3.8 million for the three months ended March 31, 2006. The net unrealized gain for the three months ended March 31, 2006 reflected both the strengthening of market fundamentals and the completion of a renovation program.

Back to Contents

Other

Other net investment income increased $0.4 million during the three months ended March 31, 2006 from the prior year period. Other net investment income includes interest income from short-term investments, investment management fees, and portfolio level expenses.

(c) Inflation

The Partnership’s leases with a majority of its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited Consolidated Financial Statements of the Account and the Partnership may change significantly.

The following sections discuss those critical accounting policies applied in preparing the unaudited Consolidated Financial Statements of the Account and the Partnership that are most dependent on the application of estimates and assumptions.

Valuation of Investments

Real Estate Investments– Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, “PIM”, is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. American Appraisal Associates, or the “Appraisal Management Firm”, an entity not affiliated with PIM, has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

Back to Contents

Unconsolidated real estate partnerships are valued at the Partnership’s equity in net assets as reflected in the partnership’s financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses, including unrealized appreciation and depreciation, from the underlying entity.

Land and redevelopment properties held for future development via a forward contract are carried at cost plus cost incurred to hold the land and redevelopment properties as stated in the take out provisions of the contract.

As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of March 31, 2006, and 2005.

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 36.36% (as of March 31, 2006) of its investment portfolio, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. By policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership's cash equivalents and short-term investments at March 31, 2006:

	Maturity	Estimated Market Value (in $ millions)	Average Interest Rate

Cash and Cash equivalents	0-3 months	$45.0	3.49%

Back to Contents

The table below discloses the Partnership’s debt as of March 31, 2006. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands), including current portion	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value

Average Fixed Interest Rate	5.40%	5.35%	5.74%	6.75%	6.75%	6.75%	6.50%
Fixed Rate	$414	$588	$16,026	$9,276	$565	$6,191	$33,060	$33,313
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$414	$588	$16,026	$9,276	$565	$6,191	$33,060	$33,313

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that would adversely affect its operating results and liquidity.

Back to Contents

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “–Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q

Item 4. Submission of Matters to a Vote of Security Holders

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

PRUCO LIFE INSURANCE COMPANY
in respect of
Pruco Life Variable
Contract Real Property Account
(Registrant)
____________________________________________________________

Date:	May 12, 2006	By:	/s/ /s/ Bernard J. Jacob

Bernard J. Jacob
Chief Executive Officer