Form 10-K
period 2007-12-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2008-03-21
CIK 801348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

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
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act) YES ☐     NO ☑
DOCUMENTS INCORPORATED BY REFERENCE
          INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 13, 2008, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2007.

PRUCO LIFE VARIABLE CONTRACT
REAL PROPERTY ACCOUNT
(Registrant)

Forward-Looking Statement Disclosure
          Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Prudential Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; and (15) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

PART I

Item 1.	Business
          The Pruco Life Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on August 27, 1986. Pursuant to New Jersey law, the Real Property Account was established as a separate investment account of The Prudential Insurance Company of America (“Prudential”). The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the “Contracts”) issued by Prudential.
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
Office Properties – The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 370,550, of which 87%, or 321,410 square feet, are leased between 1 and 10 years.
Apartment Complexes – The Partnership owns apartment properties in Atlanta, Georgia; Austin, Texas; Charlotte, North Carolina; and Raleigh, North Carolina, comprising a total of 855 apartment units, of which 94%, or 802 units, are leased. Leases range from month to month to one year.
Retail Property – The Partnership owns retail properties in Roswell, Georgia; Ocean City, Maryland; Hampton, Virginia; Dunn, North Carolina; and Westminster, Maryland. Total square footage owned is approximately 942,056 of which 85%, or 805,415 square feet, are leased between 1 and 30 years.
Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2007 averaged 76%.
Investment in Real Estate Trust – The Partnership liquidated its entire investment in REIT shares in December 2001. The Partnership does, however, maintain a preferred equity investment in an existing private real estate investment trust, or “REIT” (See Item 7).
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

MARKET CONDITIONS
          Commercial property market fundamentals remained generally healthy in 2007 despite the ongoing turmoil in the credit market stemming from the collapse of the subprime mortgage market. Although transaction volume and leasing activity for the year as a whole remained robust, property sales and leasing slowed sharply over the second half of the year due to the still-deepening troubles in the capital markets and increasing uncertainty about the near-term trajectory of the U.S. economy. With the slowing economy likely to weigh on tenant demand in the near term and with liquidity throughout the debt markets still receding, the risks in the commercial real estate markets in 2008 are clearly weighted to the downside.
Debt Market
          The commercial real estate debt markets could not escape the fallout from the subprime mortgage debacle that disrupted the financial markets over the second half of 2007. As mounting losses in securities backed by subprime loans undermined investor confidence, investor demand for commercial mortgage-backed securities (CMBS) and commercial real estate CDOs fell sharply, causing spreads to widen dramatically. Although new issuance of CMBS still managed to reach another record high domestically and globally, with more than $230 billion issued in the United States and about $315 billion issued worldwide, most of the volume involved deals that were completed in the first half of the year. Balance sheet lenders (e.g., insurance companies) and commercial banks remain active and continue to lend on a wide range of commercial real estate opportunities, including new development. However, with conduit lenders on the sidelines, there is simply less capital available than at this time last year.
Public Real Estate Securities
          The U.S. REIT market struggled through a difficult and volatile year in 2007. After reaching an all-time high in February, equity REITs whipsawed investors over the rest of the year. On several occasions, it appeared as though the REIT market had finally found the bottom and was beginning to stabilize. The ensuing rallies, which were fueled mostly by investors covering short positions rather than building long positions, invariably lost momentum, however, and REITs resumed their downward slide. By the time 2007 mercifully came to a close, the FTSE NAREIT equity REIT index had delivered a dismal —15.7% total return. It marked the first time since 1999, the last year in which the REIT index posted negative total returns, that equity REITs have underperformed the S&P 500.
Property Markets
          Office: The office sector continued to attract significant investor interest in 2007. According to Real Capital Analytics, or “RCA,” office transaction volume soared to more than $211 billion in 2007, an increase of nearly 55% over the volume in 2006. Office space market fundamentals in most markets remain balanced in part because high replacement costs have kept new supply very modest and office employment has continued to grow. Vacancy rates have been edging higher in suburban markets; but in most central business districts (CBDs), availability remains tight and large blocks of space often are scarce. According to Torto Wheaton Research, or “TWR,” the average office vacancy rate in its 56 market coverage universe fell from 12.6% at year-end 2006 to 12.5% in 4Q07, its lowest level since 2Q01.
          Industrial: Investor demand for warehouse properties also remained fairly strong in 2007, despite a modest slowdown in leasing activity in 4Q07. According to RCA, industrial transaction volume totaled nearly $46 billion in 2007, a 7% increase over the total in 2006. As in other property types, however, transaction volumes declined over the final months in 2007. Industrial space market fundamentals remained mostly stable last year despite steady additions to supply. Deliveries of new space outpaced absorption in the fourth quarter, causing a modest increase in vacancy. According to Torto Wheaton Research, the average warehouse vacancy rate increased to 9.7% from 9.6% last year, but most markets remain at or near equilibrium today.
          Residential: The sharp downturn in the housing market is having mixed effects on the apartment market. In cities and regions where housing was booming and where new development was most active, excess inventory of housing units has caused apartment vacancy rates to rise and rent growth to stall. But in most markets, home prices still have farther to fall before the gap between the costs of owning and renting begin to favor ownership. Although apartment transaction volume increased slightly last year, a handful of large transactions, including the privatization of one of the largest apartment REITs, Archstone-Smith, accounted for much of the total activity.
          Retail: Concerns about the consumer continue to weigh on the near-term outlook for retail real estate. Retail sales growth has slowed noticeably since this time last year, and after backing out gas and food — non-discretionary expenses that have been growing much faster than “core” inflation — retail sales growth is much weaker even than headlines might suggest. Although retail transaction activity increased more than 34% in 2007, the volume and velocity of deals slowed sharply over the second half of the year as large transactions became very difficult to finance.

          Hotel: The lodging sector appears to have been the least affected so far by the recent hesitation in business and consumer spending. Hotel occupancies were little changed in 2007. According to Smith Travel Research, the average occupancy rate across the U.S. hotel market was about 63% in 2007, roughly the same as in 2006. With stable occupancy and a 5.9% increase in average daily rates, revenue per available room (RevPAR) grew at a healthy 5.7% pace in 2007. Luxury hotels in urban markets continued to outperform all other segments, thanks in part to an undersupply of rooms in a few major markets and to strong demand from foreign travelers in gateway cities.

Item 1A.	Risk Factors
          You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.
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
          As of December 31, 2007, approximately 25,782 contract owners of record held investments in the Real Property Account.
Item 6.     Selected Financial Data
          Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position are summarized as follows:
RESULTS OF OPERATIONS:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Total Investment Income	$31,700,063	$28,623,487	$28,644,271	$29,076,163	$27,060,494

Net Investment Income	$12,663,580	$11,161,728	$9,219,171	$7,799,606	$10,613,409
Net Realized and Unrealized Gain (Loss) on Real Estate Investments	5,453,595	18,352,005	15,460,619	3,280,394	(6,467,364)

Net Increase in Net Assets Resulting From Operations	$18,117,175	$29,513,733	$24,679,790	$11,080,000	$4,146,045

FINANCIAL POSITION:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Total Assets	$290,166,898	$272,136,819	$246,015,115	$240,575,611	$235,627,852

Long Term Lease Obligation	$—	$—	$—	$—	$—

Investment Level Debt	$32,121,712	$32,710,488	$33,195,607	$43,773,767	$43,934,494

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
          All of the assets of the Real Property Account, or the “Account”, are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations of the Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The partners in the Partnership are Prudential, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “Partners”.
          The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited Consolidated Financial Statements of the Account and the Partnership and the related Notes included in this filing.
(a) Liquidity and Capital Resources
          As of December 31, 2007, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $18.2 million, a decrease of approximately $15.2 million from approximately $33.4 million at December 31, 2006. The decrease was primarily due to the acquisition of the Partnership’s retail investment in Dunn, North Carolina and apartment investments in Charlotte, North Carolina and Austin, Texas, as described below. Partially offsetting this decrease was the sale of the Partnership’s industrial investment in Aurora, Colorado and retail investment in Kansas City, Kansas, as described below. In addition, sources of liquidity included net cash flow from property operations. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of December 31, 2007, approximately 6% of the Partnership’s total assets consisted of cash and cash equivalents.
          Acquisitions for the year ended December 31, 2007 included the purchase of three properties. In May, the Partnership invested approximately $22.7 million to acquire a 225-unit garden apartment property located in Austin, Texas. In August, the Partnership made a contribution of approximately $6.0 million to fund the purchase of a 193,235 square foot neighborhood/community shopping center located in Dunn, North Carolina. In September, the Partnership invested approximately $13.5 million to acquire a 140-unit garden apartment property located in Charlotte, North Carolina.
          Dispositions for the year ended December 31, 2007 included the sale of two properties. On February 7, 2007 the Partnership’s industrial property located in Aurora, Colorado was sold, resulting in net proceeds of approximately $14.7 million to the Partnership. On June 29, 2007 the Partnership sold the retail investment in Kansas City, Kansas, which resulted in net proceeds of approximately $3.7 million after the repayment of debt.
          The Partnership spent approximately $3.2 million on capital improvements to various existing properties during 2007. Approximately $1.5 million was associated with redevelopment costs at the retail property in Ocean City, Maryland, approximately $0.6 million funded the renovation of the apartment property in Atlanta, Georgia, approximately $0.3 million was associated with capital improvements at the office properties in Nashville, Tennessee and approximately $0.3 million was associated with leasing costs at the office property in Beaverton, Oregon. The remaining $0.5 million was associated with minor capital improvements and transaction costs related to leasing expenses of various other properties.

(b) Results of Operations
          The following is a comparison of the Partnership’s results of operations for the periods ended December 31, 2007 and 2006.
Net Investment Income Overview
          The Partnership’s net investment income for the year ended December 31, 2007 was approximately $12.7 million, an increase of approximately $1.5 million from approximately $11.2 million from the prior year. The office, apartment, retail and hotel sector investments posted increases of approximately $0.5 million, $1.0 million, $0.9 and $0.1 million, respectively, from the prior year. Partially offsetting this increase was a decrease in net investment income in the industrial sector of approximately $0.7 million. Other net investment income (loss) increased approximately $0.3 million during the year ended December 31, 2007 from the prior year. The components of this net investment income are discussed below by property type sector.
Valuation Overview
          The Partnership recorded a net realized gain of approximately $0.7 million for the year ended December 31, 2007, compared to a net realized gain of approximately $0.1 million for the prior year. The Partnership recorded a net unrealized gain of approximately $4.8 million for the year ended December 31, 2007, compared to a net unrealized gain of approximately $18.3 million for the prior year. The Partnership recorded a net realized and unrealized gain of approximately $5.5 million for the year ended December 31, 2007, compared to a net realized and unrealized gain of approximately $18.4 million for the prior year. The net realized and unrealized gain of approximately $5.5 million for the year ended December 31, 2007 was attributable to valuation gains in the office, apartment and hotel sectors. Partially offsetting these gains for the year ended December 31, 2007 was a loss recorded in the retail sector. The components of these valuation gains and/or losses are discussed below by property type sector.

          The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the years ended December 31, 2007 and 2006.

	Twelve Months Ended December 31,
	2007	2006
Net Investment Income:
Office properties	$3,945,096	$3,407,082
Apartment properties	2,119,681	1,059,134
Retail properties	6,998,954	6,128,671
Industrial property	49,279	773,668
Hotel property	1,343,200	1,288,716
Land	—	(36,582)
Other (including interest income, investment mgt fee, etc.)	(1,792,630)	(1,458,961)

Total Net Investment Income	$12,663,580	$11,161,728

Net Realized Gain (Loss) on Real Estate Investments:
Apartment properties	—	70,689
Retail properties	323,649	—
Land	—	(2,919)
Industrial property	345,832	—

Total Net Realized Gain (Loss) on Real Estate Investments	669,481	67,770

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	1,967,086	2,514,348
Apartment properties	3,123,154	3,588,692
Retail properties	(2,716,050)	6,265,806
Industrial property	—	2,132,560
Hotel property	2,409,924	3,782,829

Total Net Unrealized Gain (Loss) on Real Estate Investments	4,784,114	18,284,235

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$5,453,595	$18,352,005

OFFICE PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2007	2006	2007	2006	2007	2006
Property
Lisle, IL	$650,916	$376,939	$804,870	$(644,356)	67%	38%
Brentwood, TN	1,153,443	1,084,255	9,918	69,832	100%	100%
Oakbrook Terrace, IL (1)	—	1,323	—	—	N/A	N/A
Beaverton, OR	1,093,305	940,713	990,238	1,888,872	88%	79%
Brentwood, TN	1,047,432	1,003,852	162,060	1,200,000	100%	100%

	$3,945,096	$3,407,082	$1,967,086	$2,514,348

(1)	The Oakbrook Terrace, Illinois office property was sold on June 8, 2005 but certain post-closing adjustments were recognized in the year ended December 31, 2006.
Net Investment Income
          Net investment income for the Partnership’s office properties was approximately $3.9 million for the year ended December 31, 2007, an increase of approximately $0.5 million from the prior year. The increase was primarily due to increased occupancy at the office properties in Lisle, Illinois and Beaverton, Oregon and stabilized occupancy and increased rents at the office properties in Brentwood, Tennessee.
Unrealized Gain/(Loss)
          The office properties owned by the Partnership recorded a net unrealized gain of approximately $2.0 million during the year ended December 31, 2007, compared to a net unrealized gain of approximately $2.5 million for the prior year. The net unrealized gain of approximately $2.0 million for the year ended December 31, 2007 was primarily due to increased occupancy at the office properties in Lisle, Illinois and Beaverton, Oregon and continued improving market fundamentals at the office properties in Brentwood, Tennessee.

APARTMENT PROPERTIES

				Realized /
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2007	2006	2007	2006	2007	2006

Property
Atlanta, GA	$447,290	$505,136	$(530,277)	$2,507,734	92%	90%
Raleigh, NC	613,122	589,289	(687,270)	1,080,958	94%	92%
Jacksonville, FL (1)	17,342	(25,126)	—	70,520	N/A	N/A
Gresham/Salem, OR (2)	—	(10,165)	—	169	N/A	N/A
Austin, TX (3)	860,746	—	4,376,151	—	92%	N/A
Charlotte, NC(4)	181,181	—	(35,450)	—	87%	N/A

	$2,119,681	$1,059,134	$3,123,154	$3,659,381

(1)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the year ended December 31, 2007 and 2006.

(2)	The Gresham, Oregon and Salem, Oregon apartment properties were sold on August 10, 2005 and March 10, 2005, respectively, but certain post-closing adjustments were recognized during the year ended December 31, 2006.

(3)	Net investment income for the year ended December 31, 2007 reflects partial period results for the Austin, Texas apartment property that was acquired on May 8, 2007.

(4)	Net investment income for the year ended December 31, 2007 reflects partial period results for the Charlotte, North Carolina apartment property that was acquired on September 6, 2007.
Net Investment Income
          Net investment income for the Partnership’s apartment properties was $2.1 million for the year ended December 31, 2007, an increase of approximately $1.0 million from the prior year. The increase in net investment income for the year ended December 31, 2007 was primarily due to the acquisition of the apartment properties in Austin, Texas and Charlotte, North Carolina on May 8, 2007 and September 6, 2007, respectively.
Total Realized and Unrealized Gain/(Loss)
          The apartment properties owned by the Partnership recorded a net unrealized gain of approximately $3.1 million for the year ended December 31, 2007, compared to a net realized and unrealized gain of approximately $3.7 million for the prior year. The net unrealized gain for the year ended December 31, 2007 was primarily due to the acquisition of the apartment property in Austin, Texas that resulted in approximately $4.4 million in valuation gains. Partially offsetting this gain were unrealized losses of approximately $0.7 million at the apartment property in Raleigh, North Carolina, due to continued soft market conditions and $0.5 million at the apartment property in Atlanta, Georgia, due to capital improvements expended in connection with the renovation of the property.

RETAIL PROPERTIES

			Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2007	2006	2007	2006	2007	2006

Property
Roswell, GA	$2,072,194	$2,096,974	$(3,807,895)	$1,071,439	82%	93%
Kansas City, KS; MO (1)	158,664	(34,810)	323,649	(164,205)	N/A	90%
Hampton, VA	1,299,715	1,307,686	492,521	(107,277)	100%	100%
Ocean City, MD	702,556	746,520	(122,583)	79,619	67%	92%
Westminster, MD (2)	1,576,148	908,788	69,981	5,386,230	100%	98%
Dunn, NC (3)	215,118	—	651,926	—	90%	N/A
CARS Preferred Equity (4)	974,559	979,151	—	—	N/A	N/A
Westminster, MD (5)	—	124,362	—	—	N/A	N/A

	$6,998,954	$6,128,671	$(2,392,401)	$6,265,806

(1)	Net investment income (loss) for the year ended December 31, 2007 reflects partial period results for the remaining retail property in Kansas City, Kansas that was sold on June 29, 2007. Net investment income for the year ended December 31, 2006 reflects results for all four retail properties located in Kansas City, Kansas and Kansas City, Missouri, prior to the sale of three out of the four centers on May 15, 2006.

(2)	Net investment income for the year ended December 31, 2006 reflects partial period results for the Westminster, Maryland retail property that was acquired on June 13, 2006.

(3)	Net investment income for the year ended December 31, 2007 reflects partial period results for the Dunn, North Carolina retail property that was acquired on August 17, 2007.

(4)	Net investment income for the year ended December 31, 2006 reflects partial period results for the second funding of the Partnership’s preferred equity investment, which occurred on February 14, 2006.

(5)	Mortgage Loan Receivable (mortgage paid in full on March 3, 2006).
Net Investment Income
          Net investment income for the Partnership’s retail properties was approximately $7.0 million for the year ended December 31, 2007, an increase of approximately $0.9 million from the prior year. The increase was primarily due to the additional net investment income generated by the Westminster, Maryland and Dunn, North Carolina retail properties that were acquired on June 13, 2006, and August 17, 2007, respectively, and reduced expenses at the Kansas City, Kansas retail property prior to the sale.
Total Realized and Unrealized Gain/(Loss)
          The retail properties owned by the Partnership recorded a net realized and unrealized loss of approximately $2.4 million for the year ended December 31, 2007, compared to a net realized and unrealized gain of approximately $6.3 million for the prior year. The net realized and unrealized loss for the year ended December 31, 2007 was primarily due to the $3.8 million loss recorded at the retail property in Roswell, Georgia, which reflects revised offers received in connection with the continued sale marketing efforts of the property. In addition, redevelopment and leasing expenses amounted to approximately $0.1 million in unrealized losses for the retail property in Ocean City, Maryland. Partially offsetting these unrealized losses were (a) unrealized gains at the retail property in Dunn, North Carolina subsequent to its acquisition on August 17, 2007 at a discount to replacement cost, which resulted in approximately $0.7 million in valuation gains; (b) unrealized gains of approximately $0.5 million at the retail property in Hampton, Virginia due to continued investor demand; (c) realized gains of $0.3 million due to the disposition of the retail property in Kansas City, Kansas on June 29, 2007; and (d) unrealized gains of $0.1 million at the retail property in Westminster, Maryland due to improving market fundamentals.

INDUSTRIAL PROPERTY

	Net Investment	Net Investment	Realized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2007	2006	2007	2006	2007	2006

Property
Aurora, CO (1)	$49,279	$773,668	$345,832	$2,132,560	N/A	85%

(1)	Net investment income (loss) for the year ended December 31, 2007 reflects partial period results for the Aurora, Colorado industrial property that was sold on February 7, 2007.
Net Investment Income
          Net investment income for the Partnership’s industrial property was nominal for the year ended December 31, 2007, reflecting a decrease of approximately $0.7 million from the prior year. The decrease was primarily due to the loss of rent and certain post closing adjustments at the property as a result of the sale on February 7, 2007.
Total Realized and Unrealized Gain/(Loss)
          The industrial property owned by the Partnership recorded a realized gain of approximately $0.3 million for the year ended December 31, 2007, compared to an unrealized gain of approximately $2.1 million for the prior year. The realized gain for the year ended December 31, 2007 was primarily due to the February 7, 2007 sale at a price above the previously appraised value.
HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31,	2007	2006	2007	2006	2007	2006

Property
Lake Oswego, OR	$1,343,200	$1,288,716	$2,409,924	$3,782,829	76%	80%
Net Investment Income
          Net investment income for the Partnership’s hotel property was approximately $1.3 million for the year ended December 31, 2007, relatively unchanged from the prior year.
Unrealized Gain/(Loss)
          The hotel property owned by the Partnership recorded an unrealized gain of approximately $2.4 million for the year ended December 31, 2007, compared to an unrealized gain of approximately $3.8 million for the prior year. The unrealized gain for the year ended December 31, 2007 reflects continued improving property fundamentals as a result of improvements and renovations performed at the property.

Other
          Other net investment income (loss) increased approximately $0.3 million during the year ended December 31, 2007 from the prior year. Other net investment income includes interest income from short-term investments and investment management fees, and portfolio level expenses.
c) Inflation
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
Valuation of Investments
          Real Estate Investments — Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management Inc., or “PIM”, which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
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
          Land and development properties held for future development are carried at acquisition cost including soft costs incurred prior to development.
          As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, because market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes that these estimated market values are reasonable approximations of market prices and that the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2007 and 2006.

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
          Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 20.4% of its investment portfolio as of December 31, 2007, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. In accordance with its policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
          The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at December 31, 2007:

		Estimated Market Value	Average
	Maturity	(in $ millions)	Interest Rate
Cash and Cash equivalents	0-3 months	$18.2	4.64%
          The table below discloses the Partnership’s debt as of December 31, 2007. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Weighted Average Fixed Interest Rate	5.35%	5.74%	6.75%	6.75%	6.75%	6.75%	6.14%
Fixed Rate	$16,090	$9,277	$565	$604	$646	$4,940	$32,122	$32,262
Variable Rate	—	—	—	—	—	—	—	—

Total Mortgage Loans Payable	$16,090	$9,277	$565	$604	$646	$4,940	$32,122	$32,262

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
          In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC”, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. There has been no change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
          None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
          JAMES J. AVERY, JR., Director and Vice Chairman— President of Individual Life Insurance, Prudential since 1998. Age 56.
          HELEN M. GALT, Director — Senior Vice President and Company Actuary, Prudential since 2005; prior to 2005: Company Actuary, Prudential. Age 61.
          BERNARD J. JACOB, Director and Treasurer— Senior Vice President and Treasurer, Prudential. Age 52.
          DAVID R. ODENATH, JR., Director — President, Prudential Annuities since 2003; prior to 2003: President, Prudential Investments. Age 52.
          SCOTT D. KAPLAN, Director, Chief Executive Officer and President — Vice President, Finance, Prudential since 2006. Age 43.
          TUCKER I. MARR, Chief Financial Officer and Chief Accounting Officer — Vice President, Financial Reporting. Age 52.
          THOMAS C. CASTANO, Chief Legal Officer and Secretary — Vice President and Corporate Counsel, Variable Products, Prudential Law Department. Age 60.
          JAMES M. O’CONNOR, Senior Vice President and Actuary — Vice President, Guaranteed Products since 2001. Age 52.
          SCOTT G. SLEYSTER, Director — Senior Vice President Prudential since 1999. Age 48.
          PHILLIP J. GRIGG, Senior Vice President and Chief Actuary — Vice President, Actuary, Prudential since 1987. Age 61.
          KENT D. SLUYTER, Senior Vice President — Vice President and Chief Actuary of Individual Life Insurance, Prudential since 2002. Age 48
          KENNETH S. SOLON, Senior Vice President — Vice President, Customer Service, Prudential since 1999. Age 47
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
          The Board of Directors has not designated a separate audit committee, and therefore the full Board serves as the Company’s audit committee. None of the members of the Board of Directors is independent of management within the meaning of SEC rules. The Board of Directors has determined that at least one of its members, Mr. Kaplan, has the requisite experience to be designated an audit committee financial expert as that term is defined by rules of the SEC. Specifically, Mr. Kaplan has accounting and financial management expertise, which he gained through his experience as Vice President, Finance, of Prudential Financial, Inc., the New York Stock Exchange listed parent of the Company, as well as experience in senior financial management positions and other similar positions. Mr. Kaplan also received an M.B.A. degree in Finance from the New York University Stern School of Business.

Item 11.	Executive Compensation
          The Real Property Account does not pay any fees, compensation or reimbursement to any Director or Officer of the Registrant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
          See Related Transactions in Note 7 of Notes to Financial Statements of the Partnership on page F–22.
          The Registrant is an indirect wholly-owned subsidiary of Prudential, which, in turn, is an indirect, wholly-owned subsidiary of Prudential Financial, Inc. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.

Item 14.	Principal Accountant Fees and Services
          The Audit Committee of the Board of Directors of Prudential Financial, Inc. has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial, Inc. and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 — Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 13, 2008, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

See the Index to Financial Statements and Supplementary Data on page F-1.

2.	Financial Statement Schedules

The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

Schedule III. Real Estate Owned: Properties

Schedule IV – Mortgage Loans On Real Estate

See the Index to Financial Statements and Supplementary Data on page F-1.

3.	Documents Incorporated by Reference

See the following list of exhibits.

4.	Exhibits

See the following list of exhibits.
(b)	None.

(c)	The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.
3.1	Amended Articles of Incorporation of Pruco Life Insurance Company filed by Exhibit 1.A.(6)(a) in Form S-6, Registration No. 333-07451, filed July 2,1996, and incorporated herein by reference.

3.2	Amended By-Laws of Pruco Life Insurance Company, filed by Exhibit to Form 10-Q, Registration No. 033-37587, filed August 15, 1997, and incorporated herein by reference.

3.3	Resolution of the Board of Directors establishing the Pruco Life Variable Contract Real Property Account, filed as Exhibit (3C) in Post-Effective Amendment No. 3 to Form S-1, Registration Statement No. 33-86780, filed April 9, 1997, and incorporated herein by reference.

4.1	Variable Life Insurance Contract, filed as Exhibit 1.A.(5)(a) to Post-Effective Amendment No. 24 to Form S-6, Registration Statement No. 2-80513, filed April 30, 1997, and incorporated herein by reference.

4.2	Revised Variable Appreciable Life Insurance Contract with fixed death benefit, filed as Exhibit 1.A.(5)(f) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89558, filed April 29, 1997, and incorporated herein by reference.

4.3	Revised Variable Appreciable Life Insurance Contract with variable death benefit, filed as Exhibit 1.A.(5)(g) in Post-Effective Amendment No. 26 to Form S-6, Registration Statement No. 2-89558, filed April 29, 1997, and incorporated herein by reference.

4.4	Single Premium Variable Annuity Contract, filed as Exhibit (4C) in Post-Effective Amendment No. 3 to Form S-1, Registration Statement No. 33-86780, filed April 9, 1997, and incorporated herein by reference.

4.5	Flexible Premium Variable Life Insurance Contract, filed as Exhibit (D) in Post-Effective Amendment No. 3 to Form S-1, Registration Statement No. 33-86780, filed April 9, 1997, and incorporated herein by reference.

9.	None.

10.1	Investment Management Agreement between Prudential Investment Management, Inc. and The Prudential 10.2 Variable Contract Real Property Partnership, filed as Exhibit (10A) in Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.

10.2	Administrative Service Agreement among PIM, Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, filed as Exhibit (10B) in Post-Effective Amendment No. 17 to Form S-1, Registration Statement No. 33-20083-01, filed April 14, 2004, and incorporated herein by reference.

10.3	Partnership Agreement of The Prudential Variable Contract Real Property Partnership, filed as Exhibit (10C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20083-01, filed April 9, 1997, and incorporated herein by reference.

11.	Not applicable.

12.	Not applicable.

16.	None.

18.	None.

22.	Not applicable.

23.	None.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Accounting Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Accounting Officer.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PRUCO LIFE INSURANCE COMPANY
in respect of
Pruco Life Variable
Contract Real Property Account
(Registrant)

Date: March 21, 2008	By:	/s/ Scott D. Kaplan
Scott D. Kaplan
President and Director (Principal Executive Officer)

Date: March 21, 2008	By:	/s/ Tucker I. Marr
Tucker I. Marr
Chief Accounting Officer (Principal Accounting and Financial Officer)
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* James J. Avery, Jr. James J. Avery, Jr.	Director	March 21, 2008

* Bernard J. Jacob Bernard J. Jacob	Director	March 21, 2008

* Helen M. Galt Helen M. Galt	Director	March 21, 2008

* David R. Odenath, Jr. David R. Odenath, Jr.	Director	March 21, 2008

* Scott G. Sleyster Scott G. Sleyster	Director	March 21, 2008

*By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)

INDEX

Page
A. PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
Financial Statements:
Management’s Annual Report on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Statements of Net Assets – December 31, 2007 and 2006	F-4
Statements of Operations – Years Ended December 31, 2007, 2006 and 2005	F-4
Statements of Changes in Net Assets – Years Ended December 31, 2007, 2006 and 2005	F-4
Notes to Financial Statements	F-5
B. THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-10
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	F-11
Consolidated Statements of Assets and Liabilities – December 31, 2007 and 2006	F-12
Consolidated Statements of Operations – Years Ended December 31, 2007, 2006 and 2005	F-13
Consolidated Statements of Changes in Net Assets – Years Ended December 31, 2007, 2006 and 2005	F-14
Consolidated Statements of Cash Flows – Years Ended December 31, 2007, 2006 and 2005	F-15
Consolidated Schedule of Investments – December 31, 2007 and 2006	F-16
Notes to Financial Statements	F-18
Financial Statement Schedules:
For the period ended December 31, 2007
Schedule III – Real Estate Owned: Properties	F-27
Schedule IV– Mortgage Loans on Real Estate	F-28
          All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting
          Management of Pruco Life (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2007, of the Company’s internal control over financial reporting, based on the framework established in Internal Control — Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
          Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
March 21, 2008

Report of Independent Registered Public Accounting Firm
To the Contract Owners of the
Pruco Life Variable Contract Real Property Account
and the Board of Directors of
Pruco Life Insurance Company
          In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life Variable Contract Real Property Account at December 31, 2007 and 2006, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of shares at December 31, 2007 with The Prudential Variable Contract Real Property Partnership, provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
New York, New York
March 21, 2008

FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
December 31, 2007 and 2006

	2007	2006
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$136,056,513	$126,078,281

Net Assets	$136,056,513	$126,078,281

NET ASSETS, representing:
Equity of contract owners	$93,366,283	$90,093,068
Equity of Pruco Life Insurance Company	42,690,230	35,985,213

	$136,056,513	$126,078,281

Units outstanding	42,556,464	42,285,911

Portfolio shares held	3,722,570	3,722,570
Portfolio net asset value per share	$36.55	$33.87
STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INVESTMENT INCOME
Net investment income from Partnership operations	$6,974,604	$6,150,138	$5,082,863

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	562,528	520,933	476,464

NET INVESTMENT INCOME	6,412,076	5,629,205	4,606,399

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	2,634,904	10,075,522	5,096,823
Net realized gain (loss) on sale of investments allocated from the Partnership	368,724	37,341	3,428,662

NET GAIN (LOSS) ON INVESTMENTS	3,003,628	10,112,863	8,525,485

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$9,415,704	$15,742,068	$13,131,884

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
OPERATIONS
Net investment income	$6,412,076	$5,629,205	$4,606,399
Net change in unrealized gain (loss) on investments in Partnership	2,634,904	10,075,522	5,096,823
Net realized gain (loss) on sale of investments allocated from the Partnership	368,724	37,341	3,428,662

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	9,415,704	15,742,068	13,131,884

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(3,184,369)	(2,886,469)	(2,333,786)
Net contributions (withdrawals) by Pruco Life Insurance Company	3,746,897	22,175	(548,374)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	562,528	(2,864,294)	(2,882,160)

TOTAL INCREASE (DECREASE) IN NET ASSETS	9,978,232	12,877,774	10,249,724
NET ASSETS
Beginning of period	126,078,281	113,200,507	102,950,783

End of period	$136,056,513	$126,078,281	$113,200,507

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2007
Note 1:     General
Pruco Life Variable Contract Real Property Account (the “Account”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Account expects to adopt this guidance effective January 1, 2008. The Account’s adoption of this guidance is not expected to have a material effect on the Account’s financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Account expects to adopt this guidance effective January 1, 2008. The Account’s adoption of this guidance is not expected to have a material effect on the Account’s financial position and results of operations.
B. Investment in Partnership Interest
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At December 31, 2007 and 2006 the Account’s interest in the Partnership was 55.1% or 3,722,570 shares. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.
C. Income Recognition
Net investment income and realized and unrealized gains and losses are recognized daily. Amounts are based upon the Account’s proportionate interest in the Partnership.

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2007
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
Note 4:     Net Withdrawals by Contract Owners
Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the years ended December 31, 2007, 2006 and 2005 were as follows:

2007:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$3,210,271	$268,761	$0	$(1,657)	$3,477,375
Policy Loans:	(1,648,153)	(88,326)	0	(60,989)	(1,797,468)
Policy Loan Repayments and Interest:	1,803,872	64,388	0	139,306	2,007,566
Surrenders, Withdrawals, and Death Benefits:	(3,079,182)	(184,388)	(2,252)	(222,916)	(3,488,738)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(665,722)	(37,227)	0	(69,088)	(772,037)
Administrative and Other Charges:	(2,393,570)	(193,051)	0	(24,446)	(2,611,067)

Net Withdrawals by Contract Owners	$(2,772,484)	$(169,843)	$(2,252)	$(239,790)	$(3,184,369)

2006:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$3,284,594	$283,122	$(9)	$(5,308)	$3,562,399
Policy Loans:	(1,463,946)	(84,509)	0	(52,833)	(1,601,288)
Policy Loan Repayments and Interest:	1,545,182	127,997	0	149,233	1,822,412
Surrenders, Withdrawals, and Death Benefits:	(3,153,786)	(303,089)	(57,246)	(403,139)	(3,917,260)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(102,416)	(37,252)	(3,408)	50,193	(92,883)
Administrative and Other Charges:	(2,450,224)	(185,612)	0	(24,013)	(2,659,849)

Net Withdrawals by Contract Owners	$(2,340,596)	$(199,343)	$(60,663)	$(285,867)	$(2,886,469)

2005:	VAL	VLI	SPVA	SPVL	TOTAL

Contract Owner Net Payments:	$3,479,291	$280,783	$(3)	$2,705	$3,757,366
Policy Loans:	(1,420,648)	(114,443)	0	(51,315)	(1,586,406)
Policy Loan Repayments and Interest:	1,617,102	135,706	0	136,594	1,889,402
Surrenders, Withdrawals, and Death Benefits:	(2,962,740)	(208,936)	(119,238)	(443,597)	(3,734,511)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(7,738)	(15,129)	(4,039)	16,985	(9,921)
Administrative and Other Charges:	(2,450,927)	(175,561)	0	(23,228)	(2,649,716)

Net Withdrawals by Contract Owners	$(1,745,660)	$(97,580)	$(123,280)	$(367,266)	$(2,333,786)

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2007
Note 5:     Unit Activity
Transactions in units for the years ended December 31, 2007, 2006 and 2005 were as follows:

2007:			VAL	VLI	SPVA	SPVL

Company Contributions:	1,324,544	Contract Owner Contributions:	1,652,356	100,921	0	67,179
Company Redemptions:	(30,373)	Contract Owner Redemptions:	(2,535,482)	(152,306)	(816)	(155,468)

2006:			VAL	VLI	SPVA	SPVL

Company Contributions:	1,461,314	Contract Owner Contributions:	1,874,121	127,794	0	82,726
Company Redemptions:	(1,336,821)	Contract Owner Redemptions:	(2,700,887)	(194,930)	(25,052)	(198,202)

2005:			VAL	VLI	SPVA	SPVL

Company Contributions:	1,403,519	Contract Owner Contributions:	2,144,323	142,550	1,350	92,006
Company Redemptions:	(1,435,211)	Contract Owner Redemptions:	(2,841,794)	(178,595)	(56,870)	(260,949)
Note 6:     Purchases and Sales of Investments
The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31, 2007	December 31, 2006	December 31, 2005

Purchases:	$0	$0	$0
Sales:	$0	$(3,385,228)	$(3,358,625)

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2007
Note 7:     Financial Highlights
Pruco Life sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner’s account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.
The following table was developed by determining which products offered by Pruco Life have the lowest and highest total expense ratio. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable contract options as discussed in Note 1. The table reflects contract owner units only.

	At year ended			For the year ended
	Units	Unit Value	Net Assets	Investment	Expense Ratio**	Total Return***
	(000’s)	Lowest- Highest	(000’s)	Income Ratio*	Lowest-Highest	Lowest-Highest

December 31, 2007	29,035*	$2.80966 to $3.39532	$93,366	5.28%	0.35% to 1.25%	6.58% to 7.54%
December 31, 2006	30,059*	$2.63621 to $3.15740	$90,093	5.10%	0.35% to 1.25%	13.05% to 14.06%
December 31, 2005	31,094*	$2.33181 to $2.76817	$81,886	4.64%	0.35% to 1.25%	11.76% to 12.76%
December 31, 2004	32,051*	$2.08645 to $2.45484	$74,999	4.15%	0.35% to 1.25%	4.74% to 5.68%
December 31, 2003	33,530*	$1.99197 to $2.32279	$74,407	5.77%	0.35% to 1.25%	0.98% to 1.89%
The table above reflects information for units held by contract owners. Pruco Life also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco Life held 13,521,139, 12,226,968, 12,102,475, 12,134,074 and 11,781,786 units representing $42,690,230, $35,985,213, $31,315,232, $27,951,903 and $25,741,655 of net assets as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life to purchase additional units in its account resulting in no impact to its net assets.

*	This amount represents the proportionate share of the net investment income from the underlying Partnership divided by the total average assets of the Account. This ratio excludes those expenses, such as mortality risk, expense risk and administrative charges, that result in direct reductions in the unit values.

**	These ratios represent the annualized contract expenses of the separate account, consisting primarily of mortality and expense charges, for each period indicated. The ratios include only those expenses that result in a direct reduction to unit values. Charges made directly to contract owner accounts through the redemption of units and expenses of the underlying Partnership are excluded.

***	These amounts represent the total return for the periods indicated, including changes in the value of the underlying Partnership, and reflect deductions for all items included in the expense ratio. The total return does not include any expense assessed through the redemption of units; inclusion of these expenses in the calculation would result in a reduction in the total return presented.
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
December 31, 2007
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

Report of Independent Registered Public Accounting Firm
To the Partners of
The Prudential Variable Contract Real Property Partnership:
          In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of real estate investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2007 and 2006, and the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
New York, New York
February 22, 2008

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Partners of The Prudential
Variable Contract Real Property Partnership:
          Our audits of the consolidated financial statements referred to in our report dated February 22, 2008 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
New York, New York
February 22, 2008

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2007	December 31, 2006
ASSETS
REAL ESTATE INVESTMENTS – At estimated market value:
Real estate and improvements (cost: 12/31/2007 – $233,233,775; 12/31/2006 – $199,124,056)	$251,161,712	$214,444,568
Real estate partnerships and preferred equity investments (cost:
12/31/2007 – $14,523,934; 12/31/2006 – $22,334,823)	14,523,934	17,941,039
Other real estate investments (cost: 12/31/2007 – $3,232,341; 12/31/2006 – $2,857,851)	3,232,341	2,857,851

Total real estate investments	$268,917,987	$235,243,458
CASH AND CASH EQUIVALENTS	18,215,871	33,399,532
OTHER ASSETS, NET	3,033,040	3,493,829

Total assets	$290,166,898	$272,136,819

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$32,121,712	$32,710,488
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,184,812	3,091,930
DUE TO AFFILIATES	901,371	789,889
OTHER LIABILITIES	920,454	876,487
MINORITY INTEREST	7,004,790	5,751,441

Total liabilities	43,133,139	43,220,235

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY	247,033,759	228,916,584

Total liabilities and partners’ equity	$290,166,898	$272,136,819

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

SHARE VALUE AT END OF PERIOD	$36.55	$33.87

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
INVESTMENT INCOME:
Revenue from real estate and improvements	$28,720,477	$25,460,860	$27,087,813
Equity in income of real estate partnerships	1,136,936	962,208	252,618
Interest and equity income on mortgage and other loans receivable	—	125,510	281,134
Income from other real estate investments	374,491	219,564	—
Interest on short-term investments	1,468,159	1,855,345	1,022,706

Total investment income	31,700,063	28,623,487	28,644,271

INVESTMENT EXPENSES:
Operating	6,954,999	6,355,543	7,420,509
Investment management fee	3,380,090	3,075,176	2,845,519
Real estate taxes	2,466,704	2,069,169	2,382,626
Administrative	4,056,557	3,923,413	4,438,482
Interest expense	2,019,937	1,814,686	2,173,789
Minority interest	158,196	223,772	164,175

Total investment expenses	19,036,483	17,461,759	19,425,100

NET INVESTMENT INCOME	12,663,580	11,161,728	9,219,171

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	18,353,122	67,770	55,054,217
Less: Cost of real estate investments sold	19,063,985	—	47,015,948
Realization of prior years’ unrealized gain (loss) on real estate investments sold	(1,380,344)	—	(655,341)
Minority interest in realized gain (loss) on real estate investments sold	—	—	2,474,788

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	669,481	67,770	6,218,822

Change in unrealized gain (loss) on real estate investments	5,620,864	20,294,808	10,475,654
Less: Minority interest in unrealized gain (loss) on real estate investments	836,750	2,010,573	1,233,857

Net unrealized gain (loss) on real estate investments	4,784,114	18,284,235	9,241,797

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	5,453,595	18,352,005	15,460,619

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,117,175	$29,513,733	$24,679,790

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2007	2006	2005
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$12,663,580	$11,161,728	$9,219,171
Net gain (loss) realized on real estate investments sold	669,481	67,770	6,218,822
Net unrealized gain (loss) from real estate investments	4,784,114	18,284,235	9,241,797

Increase (decrease) in net assets resulting from operations	18,117,175	29,513,733	24,679,790

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals (2007-0; 2006-182,671; and 2005-198,677 shares, respectively)	—	(6,000,000)	(6,000,000)

Increase (decrease) in net assets resulting from capital transactions	—	(6,000,000)	(6,000,000)

INCREASE (DECREASE) IN NET ASSETS	18,117,175	23,513,733	18,679,790
NET ASSETS – Beginning of period	228,916,584	205,402,851	186,723,061

NET ASSETS – End of period	$247,033,759	$228,916,584	$205,402,851

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$18,117,175	$29,513,733	$24,679,790
Adjustments to reconcile net increase in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	(5,453,595)	(18,352,005)	(15,460,619)
Amortization of deferred financing costs	193,594	—	(34,620)
Distributions in excess of (less than) equity in income of real estate partnerships operations	35,287	(87,396)	(148,668)
Minority interest in consolidated partnerships	158,196	223,772	164,175
Bad debt expense	101,185	(239,380)	240,176
(Increase) decrease in accrued interest included in other real estate investments	(374,491)	(219,564)	—
(Increase) decrease in:
Other assets	166,010	37,951	2,815,778
Increase (decrease) in:
Accounts payable and accrued expenses	(907,118)	546,878	(550,954)
Due to affiliates	111,482	28,963	39,507
Other liabilities	43,967	404,151	(150,564)

Net cash flows from (used in) operating activities	12,191,692	11,857,103	11,594,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	18,353,122	67,770	41,676,816
Acquisition of real estate and improvements	(42,218,143)	(12,159,443)	—
Additions to real estate and improvements	(3,179,960)	(3,197,470)	(6,198,211)
Contributions to real estate partnerships	—	(7,289,487)	(7,142,900)
Return of investment in real estate partnerships	—	3,620,455	—
Origination of mortgage loan receivable	—	—	(2,945,709)
Collection of mortgage loan receivable	—	4,277,769	—
Origination of other real estate investments	—	(2,638,287)	—

Net cash flows from (used in) investing activities	(27,044,981)	(17,318,693)	25,389,996

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	—	(6,000,000)	(6,000,000)
Principal payments on investment level debt	(588,776)	(485,119)	(853,525)
Contributions to minority interest partners	294,143	—	—
Distributions to minority interest partners	(35,739)	(121,244)	(2,220,169)

Net cash flows from (used in) financing activities	(330,372)	(6,606,363)	(9,073,694)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,183,661)	(12,067,953)	27,910,303
CASH AND CASH EQUIVALENTS – Beginning of period	33,399,532	45,467,485	17,557,182

CASH AND CASH EQUIVALENTS – End of period	$18,215,871	$33,399,532	$45,467,485

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			2007 Total Rentable
			Square Feet	December 31,
			Unless Otherwise	2007		2006
	December 31, 2007		Indicated		Estimated		Estimated
Property Name	Ownership	City, State	(Unaudited)	Cost	Market Value	Cost	Market Value

OFFICES

750 Warrenville	WO	Lisle, IL	103,193	$24,512,521	$11,500,000	$24,517,391	$10,700,000

Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,401,252	13,800,000	12,091,490	12,500,000

Westpark	WO	Nashville, TN	97,199	11,323,885	13,100,000	11,033,804	12,800,000

Financial Plaza	WO	Brentwood, TN	98,049	12,371,092	13,700,000	12,333,152	13,500,000

		Offices % as of 12/31/07	21%	60,608,750	52,100,000	59,975,837	49,500,000

APARTMENTS

Brookwood Apartments	WO	Atlanta, GA	240 Units	19,548,293	20,200,000	18,918,016	20,100,000

Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,375,037	19,800,000	16,287,767	20,400,000

Broadstone Crossing	WO	Austin, TX	225 Units	22,723,849	27,100,000	—	—

The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,535,450	13,500,000	—	—

		Apartments % as of 12/31/07	33%	72,182,629	80,600,000	35,205,783	40,500,000

RETAIL

King’s Market	WO	Rosewell, GA	314,358	37,883,222	24,700,000	37,775,326	28,400,000

Hampton Towne Center	WO	Hampton, VA	174,540	18,050,090	26,500,000	18,042,611	26,000,000

White Marlin Mall	CJV	Ocean City, MD	186,016	17,016,325	23,900,000	15,538,779	22,900,000

Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	12,405,500	17,861,712	12,358,340	17,744,568

Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	140,911	140,911	7,816,531	3,422,747

CARS Preferred Equity	PE	Various	N/A	14,383,023	14,383,023	14,518,292	14,518,292

Harnett Crossing	CJV	Dunn, NC	193,235	5,958,844	7,200,000	—	—

		Retail % as of 12/31/07	47%	105,837,915	114,685,646	106,049,879	112,985,607

INDUSTRIAL

Smith Road	WO	Aurora, CO	277,930	—	—	11,286,560	14,300,000

		Industrial % as of 12/31/07	0%	—	—	11,286,560	14,300,000

HOTEL

Portland Crown Plaza	CJV	Portland, OR	161 Rooms	9,128,415	18,300,000	8,940,820	15,100,000

		Hotel % as of 12/31/07	7%	9,128,415	18,300,000	8,940,820	15,100,000

OTHER REAL ESTATE INVESTMENTS

Westminster East	Eloan	Westminster, MD		3,232,341	3,232,341	2,857,851	2,857,851

		Other Real Estate
		Investments % as of 12/31/07	1%	3,232,341	3,232,341	2,857,851	2,857,851

Total Real Estate Investments as a Percentage of Net Assets as of 12/31/07			109%	$250,990,050	$268,917,987	$224,316,730	$235,243,458

WO – Wholly Owned Investment
CJV – Consolidated Joint Venture
EJV – Joint Venture Investment accounted for under the equity method
PE – Preferred equity investments accounted for under the equity method
Eloan – Mezzanine loan accounted for under the equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		December 31, 2007		December 31, 2006
			Estimated		Estimated
	Face Amount	Cost	Market Value	Cost	Market Value

CASH AND CASH EQUIVALENTS – Percentage of Net Assets			7.4%		14.6%
Federal Home Loan Bank, 0 coupon bond, January, 2008	$2,065,813	$2,065,813	$2,065,813	$7,245,028	$7,245,028
Federal Home Loan Bank, 0 coupon bond, January, 2008	4,998,313	4,998,313	4,998,313	24,914,167	24,914,167
Federal Home Loan Bank, 0 coupon bond, January, 2008	9,997,633	9,997,633	9,997,633	—	—

Total Cash Equivalents		17,061,759	17,061,759	32,159,195	32,159,195
Cash		1,154,112	1,154,112	1,240,337	1,240,337

Total Cash and Cash Equivalents		$18,215,871	$18,215,871	$33,399,532	$33,399,532

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005

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
PREI ® is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc. (“PFI”). PREI provides investment advisory services to the Partnership’s partners pursuant to the terms of the Advisory Agreement as described in Note 9.

Note 2:	Summary of Significant Accounting Policies
A:	Basis of Presentation – The accompanying consolidated financial statements of the Partnership have been presented on the market value basis of accounting in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Partnership include wholly owned entities, and those real estate partnerships in which the Partnership has a controlling interest. All significant inter-company balances and transactions have been eliminated in consolidation.

B:	Management’s Use of Estimates in the Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005

Note 2:	Summary of Significant Accounting Policies (continued)
C:	Real Estate Investments – Real estate investments are shown at estimated market value in accordance with the terms of the Partnership’s contracts. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Market value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM is responsible to assure that the valuation process provides independent and reasonable property market value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. Unless a property is currently held for sale, the market value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
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
The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications or those achieve a certain level of leasing. Where conditions precedent to funding have been met by its development partners, and the Partnership’s commitment to fund is firm, the amount of any unrealized gain or loss is recognized based upon the difference between the estimated investment’s market value as described above and the Partnership’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of December 31, 2007 and 2006, no such funding obligation existed.
As described above, the estimated market value of real estate and real estate related assets is determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated market values represent subjective estimates, management believes these estimated market values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2007 and 2006.
D:	Other Real Estate Investments – Other real estate investments include short-term notes receivable, which are valued at the amount due and approximate market value.

E:	Cash and Cash Equivalents – Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at market value.

F:	Other Assets – Restricted cash of $186,736 and $167,311 was maintained by the wholly owned and consolidated properties at December 31, 2007 and 2006, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $39,764 and $211,058 at December 31, 2007 and 2006, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005

Note 2:	Summary of Significant Accounting Policies (continued)
G:	Investment Level Debt – Investment level debt is stated at the principal amount of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt.

H:	Deferred Financing Costs – Included in Other Assets are deferred financing costs amounting to $36,072 and $309,894 which are net of accumulated amortization of $273,822 and $80,227 as of December 31, 2007 and 2006, respectively, and which are being amortized over the term of the related obligation.

I:	Revenue Recognition – Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate is stated at estimated market value, net income is not reduced by depreciation or amortization expense.

J:	Equity in Income of Real Estate Partnerships – Equity in income from real estate partnership operations represents the Partnership’s share of the current year’s partnership income as provided for under the terms of the partnership agreements. As is the case with wholly owned real estate, partnership net income is not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership.

K:	Federal Income Taxes – The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

L:	New Accounting Pronouncements – FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (FIN 46-R”) that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting the final determination from the FASB in order to evaluate the extent in which, if any, its equity investments may need to be consolidated as a result of this FIN 46-R.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005

Note 2:	Summary of Significant Accounting Policies (continued)
L:	New Accounting Pronouncements (continued)
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
In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

Note 3:	Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity
Cash paid for interest during the years ended December 31, 2007, 2006, and 2005, was $1,746,115, $1,806,320, and $2,324,397, respectively.
During the fourth quarter of 2005, a minority interest partner bought out the Account’s investment in a consolidated real estate partnership resulting in net proceeds of $15.9 million. This transaction resulted in the assumption of a mortgage loan by the partner of approximately $10.0 million and a reduction of the partner’s minority interest of $3.7 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005

Note 4:	Real Estate Partnerships and Preferred Equity Investments
Real estate partnerships and preferred equity investments are valued at the Partnership’s equity in net assets as reflected by the partnerships’ financial statements with properties valued as indicated in Note 2C above. The partnerships’ combined financial position and results of operations are summarized as follows (in 000’s):

	December 31,
	2007	2006
Partnership Assets and Liabilities
Real estate at estimated market value	$14,383	$22,018
Other assets	452	453

Total assets	14,835	22,471

Investment level debt	—	2,978
Other liabilities	242	253

Total liabilities	242	3,231

Net assets	$14,593	$19,240

Partnership’s share of net assets	$14,524	$17,941

	Year Ended December 31,
	2007	2006	2005
Partnership Operations
Rental revenue	$1,598	$3,364	$4,115
Other revenue	—	—	—

Total revenue	1,598	3,364	4,115

Real estate expenses and taxes	235	1,017	2,326
Interest Expense	134	1,396	1,477

Total Expenses	369	2,413	3,803

Net Investment Income	$1,229	$951	$312

Partnership’s equity in income of real estate partnerships	$1,137	$962	$253

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005

Note 5:	Investment Level Debt
Debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/07		As of 12/31/06	As of 12/31/07
		(Unaudited)
		Partnership’s
	100% Principal	Share of	100% Principal
	Balance	Principal Balance	Balance	Interest	Maturity
	Outstanding	Outstanding(1)	Outstanding	Rate(2)	Date	Terms (3)
Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$7,778	$7,778	$8,239	6.75%	2018	PP, P&I
Ocean City, MD	6,847	4,991	6,973	7.24%	2008	PP, P&I
Raleigh, NC	8,750	8,750	8,750	3.09%	2008	PP, I
Atlanta, GA	8,747	8,747	8,748	4.90%	2009	PP, P&I

Total	$32,122	$30,266	$32,710

Mortgages on Equity Partnerships
Kansas City, MO — Cherokee Hill	$—	$—	$2,978	—	—	PP, P&I

Total	$—	$—	$2,978

1.	Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2007. It does not represent the Partnership’s legal obligation.

2.	The Partnership’s weighted average interest rate was 6.14% at December 31, 2007 and 2006, respectively. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.

3.	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest
For debt maturing in 2008, it is anticipated that repayment will be provided by operating cash flow, deposits from clients, real estate investment sales, or refinancing debt.
As of December 31, 2007 mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2008	$16,090
2009	9,277
2010	565
2011	604
2012	646
Thereafter	4,940

Total	$32,122

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated market value of $90 million.
Based on borrowing rates available to the Partnership at December 31, 2007 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $32 million, and a carrying value of $32 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005
NOTE 6:     Concentration of Risk on Real Estate Investments
At December 31, 2007, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated market values and established NCREIF regions is as follows:

	Estimated
	Market Value
Region	(in 000’s)	Region %
East North Central	$13,871	5.16%
Mideast	115,050	42.78%
Mountain	1,719	0.64%
Northeast	296	0.11%
Pacific	33,290	12.38%
Southeast	74,078	27.54%
Southwest	30,434	11.32%
West North Central	180	0.07%

Total	$268,918	100.00%

The allocations above are based on (1) 100% of the estimated market value of wholly-owned properties and consolidated joint ventures and other real estate investments, and (2) the estimated market value of the Partnership’s net equity in non-consolidated ventures.
Note 7:     Leasing Activity
The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from 2008 to 2025. At December 31, 2007, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)
2008	$13,825
2009	11,123
2010	9,831
2011	7,574
2012	5,309
Thereafter	21,082

Total	$68,744

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005
Note 8:     Commitments and Contingencies
In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners’ net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2007, the cost basis of Prudential’s equity interest in the Partnership under this commitment (held through the Real Property Accounts) was $44.2 million. Prudential terminated this commitment on December 31, 2002.
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.
Note 9:     Other Related Party Transactions
Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2007, 2006, and 2005 management fees incurred by the Partnership were $3.4 million, $3.1 million, and $2.8 million, for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2007, 2006, and 2005 were $53,630, $146,930; and $123,630; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.
During the years ended December 31, 2007, 2006, and 2005, the Partnership made the following distributions to the Partners:

Year Ended December 31,	(000’s)
2007	$ —
2006	$6,000
2005	$6,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2007, 2006, and 2005
Note 10:     Financial Highlights

	2007	2006	2005	2004	2003
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$33.87	$29.59	$26.15	$24.66	$24.11
Income From Investment Operations:
Investment income, before management fee	2.37	2.07	1.67	1.44	1.71
Investment Management fee	(0.50)	(0.45)	(0.40)	(0.36)	(0.33)
Net realized and unrealized gain (loss) on investments	0.81	2.66	2.17	0.41	(0.83)

Net Increase in Net Assets Resulting from Operations	2.68	4.28	3.44	1.49	0.55

Net Asset Value, end of period	$36.55	$33.87	$29.59	$26.15	$24.66

Total Return, before Management Fee (a):	9.44%	16.03%	14.76%	7.61%	3.63%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$247	$229	$205	$187	$182
Ratios to average net assets for the year ended (b):
Total Portfolio Level Expenses	1.55%	1.51%	1.46%	1.43%	1.35%
Investment Income before Management Fee	6.76%	6.58%	4.89%	5.76%	7.12%

(a)	Total Return, before management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses) Beg. Net Asset Value + Time Weighted Contributions – Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
SCHEDULE III — REAL ESTATE OWNED: PROPERTIES
DECEMBER 31, 2007

				Costs		Gross Amount at Which
		Initial Costs to the Partnership		Capitalized		Carried at Close of Year
	Encumbrances		Building &	Subsequent to			Building &	2007		Year of	Date
Description	at 12/31/07	Land	Improvements	Acquisition		Land	Improvements	Sales	Total	Construction	Acquired

Properties:
Office Building Lisle, IL	None	1,780,000	15,743,881	6,988,640		1,949,206	22,563,315		24,512,521	1985	Apr., 1988
Garden Apartments Atlanta, GA	8,747,000	3,631,212	11,168,904	4,748,177	(b)	4,937,369	14,610,924		19,548,293	1987	Apr., 1988
Retail Shopping Center Roswell, GA	None	9,454,622	21,513,677	6,914,923		11,135,593	26,747,629		37,883,222	1988	Jan., 1989
Garden Apartments Raleigh, NC	8,750,000	1,623,146	14,135,553	616,338		1,773,244	14,601,793		16,375,037	1995	Jun., 1995
Hotel Portland, OR	—	1,500,000	6,508,729	1,119,686		1,500,000	7,628,415		9,128,415	1989	Dec., 2003
Office Building Nashville, TN	None	1,797,000	6,588,451	2,938,434		1,855,339	9,468,546		11,323,885	1982	Oct., 1995
Office Building Beaverton, OR	None	816,415	9,897,307	1,687,530		845,887	11,555,365		12,401,252	1995	Dec., 1996
Industrial Building Aurora, CO	None	1,338,175	7,202,411	2,747,794		1,415,159	9,873,221	(11,288,380)	—	1997	Sep., 1997
Office Complex Brentwood, TN	None	2,425,000	7,063,755	2,882,337		2,463,601	9,907,491		12,371,092	1987	Oct., 1997
Retail Shopping Center Hampton, VA	7,777,948	2,339,100	12,767,956	2,943,034		4,839,418	13,210,672		18,050,090	1998	May, 2001
Retail Shopping Center Westminster, MD	—	3,031,735	9,326,605	47,160		3,031,735	9,373,765		12,405,500	2005	June, 2006
Retail Shopping Center Ocean City, MD	6,846,764	1,517,099	8,495,039	7,004,187		1,517,099	15,499,226		17,016,325	1986	Nov., 2002
Garden Apartments Austin, TX	—	2,577,097	20,125,169	21,583		2,577,097	20,146,752		22,723,849	2007	May, 2007
Retail Shopping Center Dunn, NC	None	586,500	5,372,344	—		586,500	5,372,344		5,958,844	1984	Aug., 2007
Garden Apartments Charlotte, NC	—	1,350,000	12,184,750	700		1,350,000	12,185,450		13,535,450	1998	Sep., 2007

	32,121,712	35,767,101	168,094,531	40,660,523		41,777,247	202,744,908	(11,288,380)	233,233,775

		2007	2006	2005
(a)	Balance at beginning of year	199,124,056	183,767,148	224,584,885
	Additions:
	Acquistions	42,195,860	12,358,340	—
	Improvements, etc.	3,202,239	2,998,568	6,187,973
	Conversions from JV to WO			—
	Deletions:
	Sale	(11,288,380)	—	(47,005,710)

	Balance at end of year	233,233,775	199,124,056	183,767,148

(b)	Net of $1,000,000 settlement received from lawsuit.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2007

Principal amount
of Loans
						Face		Subject to
				Periodic		Amount	Carrying Amount	Delinquent
	Interest	Final Maturity		payment	Prior	of	of	Principal or
Description	Rate	Date		Terms	Liens	Mortgages	Mortgages	Interest
Loans Receivables:
Westminster, MD	10.00%	3/3/2006	*	I only	—	—	—	—

					—	—	—	—

	2007	2006
Balance at beginning of year	—	4,277,769
Additions during the period:
New Mortgage loans
Other – drawdown on loan
Other – accrued interest
Deductions during the period:
Cost of real estate sold
Foreclosures
Cost of mortgages sold	—	(4,277,769)
Amortization of premium
Other – accrued interest payment

Balance at end of year

* I is Interest only