Form 10-Q
period 2008-06-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2008-08-12
CIK 801348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
June 30, 2008 and December 31, 2007
	June 30, 2008
	(unaudited)	December 31, 2007

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$138,674,501	$136,056,513

Net Assets	$138,674,501	$136,056,513

NET ASSETS, representing:
Equity of contract owners	$94,649,305	$93,366,283
Equity of Pruco Life Insurance Company	44,025,196	42,690,230

	$138,674,501	$136,056,513

Units outstanding	42,690,509	42,556,464

Portfolio shares held	3,722,570	3,722,570
Portfolio net asset value per share	$37.25	$36.55

STATEMENTS OF OPERATIONS For the six and three months ended June 30, 2008 and 2007

	1/1/2008-6/30/2008	1/1/2007-6/30/2007	4/1/2008-6/30/2008	4/1/2007-6/30/2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$3,324,073	$3,137,706	$1,539,791	$1,657,043

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	282,513	275,356	142,017	138,752

NET INVESTMENT INCOME	3,041,560	2,862,350	1,397,774	1,518,291

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(706,085)	3,146,101	(325,698)	2,086,093
Net realized gain (loss) on sale of investments in Partnership	0	418,394	0	226,118

NET GAIN (LOSS) ON INVESTMENTS	(706,085)	3,564,495	(325,698)	2,312,211

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,335,475	$6,426,845	$1,072,076	$3,830,502

STATEMENTS OF CHANGES IN NET ASSETS For the six and three months ended June 30, 2008 and 2007

	1/1/2008-6/30/2008	1/1/2007-6/30/2007	4/1/2008-6/30/2008	4/1/2007-6/30/2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATIONS
Net investment income	$3,041,560	$2,862,350	$1,397,774	1,518,291
Net change in unrealized gain (loss) on investments in Partnership	(706,085)	3,146,101	(325,698)	2,086,093
Net realized gain (loss) on sale of investments in Partnership	0	418,394	0	226,118

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	2,335,475	6,426,845	1,072,076	3,830,502

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(228,400)	(1,444,529)	445,692	(623,093)
Net contributions (withdrawals) by Pruco Life Insurance Company	510,913	1,719,885	(303,675)	761,845

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	282,513	275,356	142,017	138,752

TOTAL INCREASE (DECREASE) IN NET ASSETS	2,617,988	6,702,201	1,214,093	3,969,254
NET ASSETS
Beginning of period	136,056,513	126,078,281	137,460,408	128,811,228

End of period	$138,674,501	$132,780,482	$138,674,501	$132,780,482

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
June 30, 2008
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
The interim financial data as of June 30, 2008 and for the six and three months ended June 30, 2008 and 2007 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.
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
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At June 30, 2008 and December 31, 2007 the Account’s interest in the Partnership was 55.1% or 3,722,570 shares. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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
Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the six months ended June 30, 2008 and 2007, were as follows:

	Six Months Ended June 30,
	(Unaudited)
	2008	2007
VAL	$149,687	$(1,231,855)
VLI	(189,909)	(70,981)
SPVA	(43,978)	(2,252)
SPVL	(144,200)	(139,441)

TOTAL	$(228,400)	$(1,444,529)

Note 6:	Partnership Distributions
As of June 30, 2008, the Partnership had made no current year distributions. For the year ended December 31, 2007, the Partnership made no distributions.

Note 7:	Unit Information
Outstanding units and unit values at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)

Units Outstanding:	42,690,509	42,556,464
Unit Value:	2.84596 to 3.45469	2.80966 to 3.39532

Note 8:	Financial Highlights
The range of total return for the six months ended June 30, 2008 and 2007 was as follows:

	Six Months Ended
	June 30,
	(Unaudited)
	2008	2007
Total Return	1.29% to 1.75%	4.67% to 5.13%

Note 9:	Fair Value Disclosure
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
Level 3 — Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.
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
In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments and debt are classified as Level 3 under SFAS157 fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Table 1:

	($ in 000’s)
		Quoted Prices in	Significant
	Amounts	Active Markets	Other	Significant
	Measured at Fair	for Identical	Observable	Unobservable
	6/30/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$138,674	$—	$—	$138,674

Total Assets	$138,674	$—	$—	$138,674

Table 2:

	($ in 000’s)
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Investment in
	The Prudential
	Variable Contract
	Real Property
	Partnership	Total
Beginning balance @ 12/31/07	$136,056	$136,056
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	(706)	(706)
Net Investment Income from Partnership operations	3,324	3,324
Acquisition/Additions	—	—
Equity Income	—	—
Distributions	—	—

Ending balance @ 6/30/08	$138,674	$138,674

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(706)	$(706)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
REAL ESTATE INVESTMENTS – At estimated fair value:
Real estate and improvements (cost: 06/30/2008 – $239,375,204; 12/31/2007 – $233,233,775)	$256,961,712	$251,161,712
Real estate partnerships and preferred equity investments (cost: 06/30/2008 – $14,492,329;
12/31/2007 – $14,523,934)	13,907,735	14,523,934
Other real estate investments (cost: 06/30/2008 – $3,419,073; 12/31/2007 – $3,232,341)	3,419,073	3,232,341

Total real estate investments	$274,288,520	$268,917,987

CASH AND CASH EQUIVALENTS	23,545,060	18,215,871
OTHER ASSETS, NET	3,939,485	3,033,040

Total assets	$301,773,065	$290,166,898

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$38,288,213	$32,121,712
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,631,082	2,184,812
DUE TO AFFILIATES	883,055	901,371
OTHER LIABILITIES	825,805	920,454
MINORITY INTEREST	7,357,748	7,004,790

Total liabilities	49,985,903	43,133,139

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY	251,787,162	247,033,759

Total liabilities and partners’ equity	$301,773,065	$290,166,898

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

SHARE VALUE AT END OF PERIOD	$37.25	$36.55

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
INVESTMENT INCOME:
Revenue from real estate and improvements	$15,209,440	$13,207,476	$7,594,780	$6,719,243
Equity in income of real estate partnerships	509,865	627,648	209,416	328,268
Income from other real estate investments	186,732	185,706	93,366	93,366
Interest on short-term investments	231,379	953,257	107,136	421,582

Total investment income	16,137,416	14,974,087	8,004,698	7,562,459

INVESTMENT EXPENSES:
Operating	3,477,527	3,382,865	1,753,917	1,658,885
Investment management fee	1,731,170	1,640,443	869,648	829,811
Real estate taxes	1,481,620	1,054,609	746,774	542,724
Administrative	2,527,907	2,037,531	1,416,779	1,053,062
Interest expense	958,671	1,129,113	516,518	451,192
Minority interest	(74,900)	32,487	(94,691)	18,144

Total investment expenses	10,101,995	9,277,048	5,208,945	4,553,818

NET INVESTMENT INCOME	6,035,421	5,697,039	2,795,753	3,008,641

REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS:
Net proceeds from real estate investments sold	—	18,353,122	—	3,703,880
Less: Cost of real estate investments sold	—	18,973,800	—	7,687,109
Realization of prior years’ unrealized gain (loss) on real estate investments sold	—	(1,380,344)	—	(4,361,986)

NET GAIN (LOSS) REALIZED ON REAL ESTATE INVESTMENTS SOLD	—	759,666	—	378,757

Change in unrealized gain (loss) on real estate investments	(926,021)	6,068,665	(309,944)	4,050,646
Less: Minority interest in unrealized gain (loss) on real estate investments	355,997	356,386	281,416	231,189

Net unrealized gain (loss) on real estate investments	(1,282,018)	5,712,279	(591,360)	3,819,457

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	(1,282,018)	6,471,945	(591,360)	4,198,214

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,753,403	$12,168,984	$2,204,393	$7,206,855

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$6,035,421	$5,697,039
Net gain (loss) realized on real estate investments sold	—	759,666
Net unrealized gain (loss) from real estate investments	(1,282,018)	5,712,279

Increase (decrease) in net assets resulting from operations	4,753,403	12,168,984
NET ASSETS – Beginning of period	247,033,759	228,916,584

NET ASSETS – End of period	$251,787,162	$241,085,568

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$4,753,403	$12,168,984
Adjustments to reconcile net increase in net assets to net cash from operating activities Net realized and unrealized loss (gain)	1,282,018	(6,471,945)
Amortization of deferred financing costs	36,283	250,414
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	31,609	(60,056)
Minority interest in consolidated partnerships	(74,900)	32,487
Bad debt expense	33,044	60,927
(Increase) Decrease in accrued interest included in other real estate investments	(186,732)	(185,706)
(Increase) decrease in:
Other assets	(975,772)	439,757
Increase (decrease) in:
Accounts payable and accrued expenses	446,270	1,142,111
Due to affiliates	(18,318)	55,330
Other liabilities	(94,649)	(66,531)

Net cash flows from (used in) operating activities	5,232,256	7,365,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	18,353,122
Acquisition of real estate and improvements	—	(22,706,166)
Additions to real estate and improvements	(6,141,430)	(1,044,138)

Net cash flows from (used in) investing activities	(6,141,430)	(5,397,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment level debt	22,005,985	—
Principal payments on investment level debt	(15,839,484)	(289,546)
Contributions from minority interest partners	80,000	—
Distributions to minority interest partners	(8,138)	—

Net cash flows from (used in) financing activities	6,238,363	(289,546)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,329,189	1,679,044
CASH AND CASH EQUIVALENTS – Beginning of period	18,215,871	33,399,532

CASH AND CASH EQUIVALENTS – End of period	$23,545,060	$35,078,576

DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$813,368	$878,699

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			2008 Total Rentable
			Square Feet	June 30, 2008
			Unless Otherwise	(unaudited)		December 31, 2007
	June 30, 2008		Indicated		Estimated Fair		Estimated Fair
Property Name	Ownership	City, State	(Unaudited)	Cost	Value	Cost	Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$24,649,581	$10,500,000	$24,512,521	$11,500,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,403,057	12,600,000	12,401,252	13,800,000
Westpark	WO	Nashville, TN	97,199	11,347,623	13,100,000	11,323,885	13,100,000
Financial Plaza	WO	Brentwood, TN	98,049	12,371,092	13,700,000	12,371,092	13,700,000

		Offices % as of 6/30/08	20%	60,771,353	49,900,000	60,608,750	52,100,000
APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	19,647,849	20,400,000	19,548,293	20,200,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,394,100	20,200,000	16,375,037	19,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,725,427	27,300,000	22,723,849	27,100,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,604,939	13,500,000	13,535,450	13,500,000

		Apartments % as of 6/30/08	32%	72,372,315	81,400,000	72,182,629	80,600,000
RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,892,171	24,000,000	37,883,222	24,700,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,055,021	27,800,000	18,050,090	26,500,000
White Marlin Mall	CJV	Ocean City, MD	186,016	21,864,705	29,500,000	17,016,325	23,900,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	12,406,433	17,861,712	12,405,500	17,861,712
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	148,398	148,398	140,911	140,911
CARS Preferred Equity	PE	Various	N/A	14,343,931	13,759,337	14,383,023	14,383,023
Harnett Crossing	CJV	Dunn, NC	193,235	5,958,844	7,400,000	5,958,844	7,200,000

		Retail % as of 6/30/08	49%	110,669,503	120,469,447	105,837,915	114,685,646
HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,054,362	19,100,000	9,128,415	18,300,000

		Hotel % as of 6/30/08	8%	10,054,362	19,100,000	9,128,415	18,300,000
OTHER REAL ESTATE INVESTMENTS
Westminster East	Eloan	Westminster, MD		3,419,073	3,419,073	3,232,341	3,232,341

		Other Real Estate	1%	3,419,073	3,419,073	3,232,341	3,232,341
		Investments % as of 6/30/08
Total Real Estate Investments as a Percentage of Net Assets as of 6/30/08			109%	$257,286,606	$274,288,520	$250,990,050	$268,917,987

WO – Wholly Owned Investment
CJV – Consolidated Joint Venture
EJV – Joint Venture Investment accounted for under the equity method
PE – Preferred equity investments accounted for under the equity method
Eloan – Mezzanine loan accounted for under the equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		June 30, 2008
		(unaudited)		December 31, 2007
			Estimated		Estimated
	Face Amount	Cost	Fair Value	Cost	Fair Value
CASH AND CASH EQUIVALENTS — Percentage of Net Assets			9.4%		7.4%
Federal Home Loan Bank, 0 coupon bond, July, 2008	$13,855,000	$13,855,000	$13,855,000	$2,065,813	$2,065,813
Federal Home Loan Bank, 0 coupon bond, July, 2008	7,997,213	7,997,213	7,997,213	4,998,313	4,998,313
Federal Home Loan Bank, 0 coupon bond, May, 2008	N/A	—	—	9,997,633	9,997,633

Total Cash Equivalents		21,852,213	21,852,213	17,061,759	17,061,759
Cash		1,692,847	1,692,847	1,154,112	1,154,112

Total Cash and Cash Equivalents		$23,545,060	$23,545,060	$18,215,871	$18,215,871

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)

Note 1:	Summary of Significant Accounting Policies and Pronouncements

A.
Basis of Presentation - The accompanying unaudited consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the audited consolidated financial statements and notes thereto included in each partner’s Annual Report on Form 10-K for the Year Ended December 31, 2007.

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

D.
Real Estate Investments — Real estate investments are shown at estimated fair value. The costs of properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

Fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The fair value measurement objective is to determine the exit price at which the Fund would receive to sell an asset based on the highest and best use valuation premise or pay to transfer a liability taking into consideration the perspectives of market participant and the assumptions they may use. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”), is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

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

Land held for development is reported at estimated fair value, which approximates the acquisition cost plus soft costs incurred prior to development. The estimated fair value is determined based on the amount at which the Fund would receive if the land were sold at the reporting date taking into consideration the assumptions that market participants may use.

The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications. The funding obligation/forward contract obligation and related asset are recorded in the consolidated financial statements in the period in which the project is waived or deemed to have reached substantial completion, equal to or over 90% complete, and the Fund’s commitment to fund is firm. The amount of any unrealized gain or loss recognized is based upon the difference between the estimated investment’s market value as described above and the Fund’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of June 30, 2008 and December 31, 2007, no such funding obligation existed.

As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of June 30, 2008 and December 31, 2007.

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

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments and debt are classified as Level 3 under SFAS 157 fair value hierarchy.

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

H.
Other Assets — Restricted cash of $115,000 and $186,736 was maintained by the wholly owned and consolidated properties at June 30, 2008 and December 31, 2007, respectively. Tenant security deposits are included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $1,322 and $39,764 at June 30, 2008 and December 31, 2007, respectively.

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

Table 1 below summarizes the assets measured at fair value on a recurring basis.

Table 1:

	($ in 000’s)
	Amounts	Quoted Prices in	Significant
	Measured at	Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
Assets:	6/30/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Real estate investments	$256,962	$—	$—	$256,962
Real estate partnerships and preferred equity investments	13,907	—	—	13,907
Other real estate investments	3,419	—	—	3,419

Total	$274,288	$—	$—	$274,288

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
NOTE 2: Fair Value Disclosure (continued)
Table 2:

	($ in 000’s)
	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Real Estate
		Partnerships and	Other
	Real Estate	Preferred Equity	Real Estate
	Investments	Investments	Investments	Total

Beginning balance @ 12/31/07	$251,162	$14,524	$3,232	$268,918
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets)	(341)	(585)	—	(926)
Acquisition/Issuances	6,141	—	—	6,141
Equity Income/Interest Income	—	510	187	697
Distributions	—	(542)	—	(542)

Ending balance	$256,962	$13,907	$3,419	$274,288

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(341)	$(585)	$—	$(926)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)

Note 3:	Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the six months ended June 30, 2008 and 2007, investment management fees incurred by the Partnership were $1,731,170 and $1,640,443, respectively.

The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2008 and 2007 were $26,814 and $58,082, respectively, and are classified as administrative expense in the Consolidated Statements of Operations.

Note 4:	Investment Level Debt

On April 1, 2008, White Marlin Mall refinanced their existing loan for a construction loan in order to complete Phase III development at the property. The interest rate is one-day LIBOR + 225 basis points. The maturity date is April 1, 2010 with a one-year extension (April 1, 2011). Total loan amount is not to exceed $16,624,000.

On June 30, 2008 Dunhill Trace refinanced their existing loan of $9,000,000. The interest rate is 90-day DMBS + 142 basis points. The maturity date is June 30, 2013.

Note 5:	Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a material effect on the Partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
(Unaudited)
Note 6: Financial Highlights

	For The Six Months Ended June 30,
	2008	2007	2006	2005	2004
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$36.55	$33.87	$29.59	$26.15	$24.66
Income From Investment Operations:
Investment income, before management fee	1.15	1.08	0.94	0.78	0.67
Investment Management fee	(0.26)	(0.24)	(0.22)	(0.19)	(0.17)
Net realized and unrealized gain (loss) on investments	(0.19)	0.96	1.86	0.76	0.39

Net Increase in Net Assets Resulting from Operations	0.70	1.80	2.58	1.35	0.89

Net Asset Value, end of period	$37.25	$35.67	$32.17	$27.50	$25.55

Total Return, before Management Fee:	2.63%	6.05%	9.49%	5.90%	4.37%
Total Return, after Management Fee (a):	1.92%	5.32%	8.73%	5.16%	3.64%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$252	$241	$223	$196	$188
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	0.72%	0.77%	0.73%	0.73%	0.70%
Investment Income before Management Fee	3.14%	3.19%	3.13%	2.96%	2.71%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions – Time Weighted Distributions
(b)	Average net assets are based on beginning of quarter net assets.

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
(a) Liquidity and Capital Resources
     As of June 30, 2008, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $23.5 million, an increase of approximately $5.3 million from $18.2 million at December 31, 2007. The increase was primarily due to cash flows received from the Partnership’s operating activities and the repayment of the Partnership’s preferred equity investment, as discussed below. Partially offsetting this increase was a contribution to an existing retail property in Dunn, North Carolina as well as capital expenditures to existing properties, as detailed below. Sources of liquidity included net cash flow from property operations, financings, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2008, approximately 7.8% of the Partnership’s total assets consisted of cash and cash equivalents.
     During the six months ended June 30, 2008, the Partnership made an additional $2.6 million preferred equity investment in an existing retail property located in Ocean City, Maryland to fund costs associated with the redevelopment of the center. This investment was repaid with interest on April 1, 2008 with proceeds to the Partnership totaling $4.0 million in conjunction with the refinancing of the existing loan as discussed below.
     The Partnership did not have any dispositions or acquisitions for the six months ended June 30, 2008. The Partnership refinanced two existing loans during the six months ended June 30, 2008. The retail property in Ocean City, Maryland refinanced for loan proceeds of $16.6 million, of which $9.8 million represents additional indebtedness. $3.6 million of the loan remains to be funded for future costs associated with the redevelopment of the property. The apartment property in Raleigh, North Carolina refinanced for the amount of $9.0 million.
     During the six months ended June 30, 2008, the Partnership spent approximately $1.3 million on capital improvements to various existing properties. Approximately $0.9 million was associated with the renovation of the hotel property in Lake Oswego, Oregon and approximately $0.1 million funded the renovation of the apartment property in Atlanta, Georgia. The remaining $0.3 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties. Additionally, $4.8 million of capital improvements was funded at the retail property in Ocean City, Maryland through the aforementioned third party loan.

(b) Results of Operations
     The following is a comparison of the Partnership’s results of operations for the six and three-month periods ended June 30, 2008, and 2007.
Net Investment Income Overview
     The Partnership’s net investment income for the six months ended June 30, 2008 was approximately $6.0 million, an increase of approximately $0.3 million from the prior year period. The office, apartment, and retail sector investments posted increases of approximately $0.1 million, $1.1 million, and $0.1 million respectively, from the prior year period. The industrial and hotel sector investments’ net incomes remained relatively unchanged. Partially offsetting the increase in the office and apartment sectors’ net income was a $1.0 million increase in net investment loss from the prior year period in other net investments. The components of this net investment income are discussed below by property type.
     The Partnership’s net investment income for the quarter ended June 30, 2008 was approximately $2.8 million, a decrease of approximately $0.2 million from the prior year period. The retail sector posted a decrease in net investment income of approximately $0.1 million. Other net investment loss increased approximately $0.5 million during the quarter ended June 30, 2008 from the prior year period. Partially offsetting the decrease was an increase in net investment income of approximately $0.4 million in the apartment sector from the prior year period. The office and hotel sector investments remained relatively unchanged. The components of this net investment income and/or loss are discussed below by property type sector.
Valuation Overview
     The Partnership did not record any realized gains for the six and three-month periods ended June 30, 2008, compared with net realized gains of approximately $0.8 million and $0.4 million for the prior year periods, respectively.
     The Partnership recorded an aggregate net unrealized loss of approximately $1.3 million for the six months ended June 30, 2008, compared with an aggregate net unrealized gain of approximately $5.7 million for the prior year period. The aggregate net unrealized loss for the six months ended June 30, 2008 was attributable to property valuation declines in the office and hotel sector investments of approximately $2.4 million and $0.1 million, respectively. Partially offsetting these unrealized losses were net unrealized gains of approximately $0.6 million recorded in each of the apartment and retail sector investments. The components of these valuation gains and/or losses are discussed below by property type.
     The Partnership recorded an aggregate net unrealized loss of approximately $0.6 million for the quarter ended June 30, 2008, compared with an aggregate net unrealized gain of approximately $3.8 million for the prior year. The aggregate net unrealized loss for the quarter ended June 30, 2008 was attributable to property valuation declines in the office, apartment, and retail sector investments of approximately $0.2 million, $0.2 million, and $0.4 million, respectively. Partially offsetting these unrealized losses were net unrealized gains of approximately $0.2 million related to the hotel sector investments. The components of these valuation gains and/or losses are discussed below by property type.

     The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the six and three-month periods ended June 30, 2008, and 2007.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Net Investment Income:
Office properties	$1,943,568	$1,846,551	$972,153	$994,036
Apartment properties	1,700,126	638,357	850,881	496,754
Retail properties	3,577,898	3,452,296	1,677,769	1,785,949
Industrial property	—	15,959	—	(97,602)
Hotel property	529,259	526,401	280,402	270,729
Other (including interest income, investment management fee, etc.)	(1,715,430)	(782,525)	(985,452)	(441,225)

Total Net Investment Income	$6,035,421	$5,697,039	$2,795,753	$3,008,641

Net Realized Gain (Loss) on Real Estate Investments:
Retail properties	—	413,834	—	382,035
Industrial property	—	345,832	—	(3,278)

Total Net Realized Gain (Loss) on Real Estate Investments	—	759,666	—	378,757

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	(2,362,601)	538,273	(230,486)	129,925
Apartment properties	610,313	2,429,850	(189,835)	2,572,930
Retail properties	571,028	1,713,199	(402,342)	79,368
Hotel property	(100,758)	1,030,957	231,303	1,037,234

Total Net Unrealized Gain (Loss) on Real Estate Investments	(1,282,018)	5,712,279	(591,360)	3,819,457

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	($1,282,018)	$6,471,945	($591,360)	$4,198,214

OFFICE PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007

Property
Lisle, IL	$294,029	$218,442	$(1,137,059)	$788,426	61%	61%
Brentwood, TN	524,261	554,533	(23,737)	(169,458)	89%	100%
Beaverton, OR	561,460	513,915	(1,201,805)	243,150	85%	89%
Brentwood, TN	563,818	559,661	—	(323,845)	100%	100%

	$1,943,568	$1,846,551	$(2,362,601)	$538,273

Three Months Ended June 30,
Property
Lisle, IL	$170,639	$148,241	$(102,786)	$(6,566)
Brentwood, TN	260,132	280,705	(23,737)	(169,458)
Beaverton, OR	277,788	268,440	(103,963)	329,794
Brentwood, TN	263,594	296,650	—	(23,845)

	$972,153	$994,036	$(230,486)	$129,925

Net Investment Income
     Net investment income for the Partnership’s office properties was approximately $1.9 million for the six months ended June 30, 2008, an increase of approximately $0.1 million from the prior year period. Net investment income for the Partnership’s office properties was approximately $1.0 million for the quarter ended June 30, 2008, relatively unchanged from the prior year period. The increase for the six months ended June 30, 2008 was primarily due to increased rents at the office properties in Lisle, Illinois and Beaverton, Oregon.
Unrealized Gain/(Loss)
     The office properties owned by the Partnership recorded an aggregate net unrealized loss of approximately $2.4 million during the six months ended June 30, 2008, compared with an aggregate net unrealized gain of approximately $0.5 million for the prior year period. The net unrealized loss of $2.4 million for the six months ended June 30, 2008 was primarily due to increased operating expenses at the office property in Lisle, Illinois and decreased occupancy and softening market conditions affecting the office property in Beaverton, Oregon.
     The office properties owned by the Partnership recorded an aggregate net unrealized loss of approximately $0.2 million during the quarter ended June 30, 2008, compared with an aggregate net unrealized gain of $0.1 million for the prior year period. The net unrealized loss of $0.2 million for the quarter ended June 30, 2008 was primarily due to sustained increases in operating expenses at the office property in Lisle, Illinois as well as decreased occupancy and continued softening market conditions affecting the office property in Beaverton, Oregon.

APARTMENT PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007

Property
Atlanta, GA	$330,315	$154,369	$100,443	$(156,882)	93%	95%
Raleigh, NC	332,444	250,994	380,937	(807,102)	88%	92%
Jacksonville, FL (1)	—	17,342	—	—	N/A	N/A
Austin, TX (2)	761,263	215,652	198,422	3,393,834	94%	94%
Charlotte, NC (3)	276,104	—	(69,489)	—	89%	N/A

	$1,700,126	$638,357	$610,313	$2,429,850

Three Months Ended June 30,

Property
Atlanta, GA	$167,179	$112,059	$57,966	$(16,117)
Raleigh, NC	169,068	169,043	100,672	(804,787)
Austin, TX (2)	369,812	215,652	(301,578)	3,393,834
Charlotte, NC (3)	144,822	—	(46,895)	—

	$850,881	$496,754	$(189,835)	$2,572,930

(1)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the six months ended June 30, 2007.

(2)	The Austin, Texas apartment property was acquired on May 8, 2007.

(3)	The Charlotte, North Carolina apartment property was acquired on September 6, 2007.
Net Investment Income
     Net investment income for the Partnership’s apartment properties was approximately $1.7 million for the six months ended June 30, 2008, an increase of approximately $1.1 million from the prior year period. Net investment income for the Partnership’s apartment properties was approximately $0.9 million for the quarter ended June 30, 2008, an increase of approximately $0.4 million from the prior year period. The increase in net investment income for both the six and three-month periods ended June 30, 2008 was primarily due to (a) the acquisition of the apartment properties in Austin, Texas and Charlotte, North Carolina on May 8, 2007 and September 6, 2007, respectively; (b) and increased rents at the apartment properties in Atlanta, Georgia and Raleigh, North Carolina.
Unrealized Gain/(Loss)
     The apartment properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.6 million for the six months ended June 30, 2008, compared with an aggregate net unrealized gain of approximately $2.4 million for the prior year period. The aggregate net unrealized gain for the six months ended June 30, 2008 was primarily due to (a) a decrease in operating expenses at the apartment property in Austin, Texas; (b) strengthening market conditions at the apartment property in Raleigh, North Carolina; and (c) capital expenditures in connection with the renovations at the apartment property in Atlanta, Georgia.
     The apartment properties owned by the Partnership recorded an aggregate net unrealized loss of approximately $0.2 million for the quarter ended June 30, 2008, compared with an aggregate net unrealized gain of approximately $2.6 million for the prior year period. The aggregate net unrealized loss for the quarter ended June 30, 2008 was primarily due to weakening market fundamentals at the apartment property in Austin, Texas resulting from increased inventory in the market.

RETAIL PROPERTIES

				Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007

Property
Roswell, GA	$915,047	$1,051,609	$(708,950)	$1,537,398	82%	89%
Kansas City, KS (1)	7,487	161,913	—	413,834	N/A	N/A
Hampton, VA	669,087	651,539	1,295,069	96,280	99%	100%
Ocean City, MD	322,381	382,326	481,057	(202,378)	85%	89%
Westminster, MD	764,734	739,639	(933)	281,899	100%	100%
Dunn, NC (2)	398,733	—	89,377	—	65%	N/A
CARS Preferred Equity	500,429	465,270	(584,592)	—	N/A	N/A

	$3,577,898	$3,452,296	$571,028	$2,127,033

Three Months Ended June 30,

Property
Roswell, GA	$461,716	$516,128	$(708,250)	$(53,859)
Kansas City, KS (1)	(41,084)	75,927	—	382,035
Hampton, VA	333,683	330,824	598,405	(3,720)
Ocean City, MD	182,135	235,767	237,823	(58,092)
Westminster, MD	381,172	375,427	(100,933)	195,039
Dunn, NC (2)	111,497	—	155,205	—
CARS Preferred Equity	248,650	251,876	(584,592)	—

	$1,677,769	$1,785,949	$(402,342)	$461,403

(1)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the six months ended June 30, 2008.

(2)	The Dunn, North Carolina retail property was acquired on August 17, 2007.
Net Investment Income
     Net investment income for the Partnership’s retail properties was approximately $3.6 million for the six months ended June 30, 2008, an increase of approximately $0.1 million from the prior year period. The increase in net investment income was largely due to the additional net investment income received from the Dunn, North Carolina retail property acquired on August 17, 2007. The increase was partially offset by lost rent related to the Kansas City, Kansas retail property sold on June 29, 2007, as well as decreased occupancies at the retail properties in Roswell, Georgia and Ocean City, Maryland.
     Net investment income for the Partnership’s retail properties was approximately $1.7 million for the quarter ended June 30, 2008, a decrease of approximately $0.1 million from the prior year period. The decrease was due to post-closing adjustments and lost rent related to the Kansas City, Kansas retail property sold on June 29, 2007, as well as a decrease in occupancies at the retail properties in Roswell, Georgia and Ocean City, Maryland. Partially offsetting the decrease was the additional net investment income received from the Dunn, North Carolina retail property acquired on August 17, 2007.

Realized and Unrealized Gain/(Loss)
     The retail properties owned by the Partnership recorded an aggregate net unrealized gain of approximately $0.6 million for the six months ended June 30, 2008, compared with an aggregate net realized and unrealized gain of approximately $2.1 million for the prior year period. The unrealized gain for the six months ended June 30, 2008 was primarily due to strengthening market conditions affecting the retail property in Hampton, Virginia and improving property fundamentals affecting the retail properties in Ocean City, Maryland and Dunn, North Carolina due to current redevelopment of the centers. Partially offsetting these unrealized gains was a net unrealized loss of approximately $0.7 million at the property in Roswell, GA due to weakening property fundamentals and a net unrealized loss of approximately $0.6 million from the Capital Automotive, or “CARS”, preferred equity investment due to an increase in investor return requirements for preferred equity positions.
     The retail properties owned by the Partnership recorded an aggregate net unrealized loss of approximately $0.4 million for the quarter ended June 30, 2008, compared with an aggregate net realized and unrealized gain of approximately $0.5 million for the prior year period. The unrealized loss for the quarter ended June 30, 2008 was primarily due to a net unrealized loss of approximately $0.7 million at the property in Roswell, GA due to weakening property fundamentals and a net unrealized loss of approximately $0.6 million from the CARS preferred equity investment due to an increase in investor return requirements for preferred equity positions. This loss was partially offset by strengthening market conditions affecting the retail property in Hampton, Virginia and improving property fundamentals affecting the retail properties in Ocean City, Maryland and Dunn, North Carolina due to current redevelopment of the centers.
INDUSTRIAL PROPERTY

	Net Investment	Net Investment	Realized	Realized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007

Property
Aurora, CO (1)	$—	$15,959	$—	$345,832	N/A	N/A

Three Months Ended June 30,

Property
Aurora, CO (1)	$—	$(97,602)	$—	$(3,278)

(1)	The Partnership sold the property on February 7, 2007.
Net Investment Income
     The Partnership sold its industrial property on February 7, 2007. Therefore no net investment income was received for the six months ended June 30, 2008, reflecting a minimal decrease from the prior year period.
     The Partnership’s industrial property recorded no net investment income for the quarter ended June 30, 2008, compared with a decrease of approximately $0.1 million for the prior year period.
Total Realized and Unrealized Gain/(Loss)
     The Partnership’s industrial property was sold on February 7, 2007. Therefore no realized gains and/or losses were recorded for the six and three-month periods ended June 30, 2008, compared with a realized gain of approximately $0.3 million and zero for the prior year period, respectively.

HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Six Months Ended June 30,	2008	2007	2008	2007	2008	2007

Property
Lake Oswego, OR	$529,259	$526,401	$(100,758)	$1,030,957	70%	72%

Three Months Ended June 30,

Property
Lake Oswego, OR	$280,402	$270,729	$231,303	$1,037,234
Net Investment Income
     Net investment income for the Partnership’s hotel property was approximately $0.5 million for the six months ended June 30, 2008, relatively unchanged from the prior year period. Net investment income for the Partnership’s hotel property was $0.3 million for the quarter ended June 30, 2008, also unchanged from the prior year period.
Unrealized Gain/(Loss)
     The Partnership’s hotel property recorded an unrealized loss of approximately $0.1 million for the six months ended June 30, 2008, compared with an unrealized gain of $1.0 million for the prior year period. The unrealized loss for the six months ended June 30, 2008 was due to capital expenditures in connection with the renovation of the property.
     The Partnership’s hotel property recorded an unrealized gain of approximately $0.2 million for the quarter ended June 30, 2008, compared with an unrealized gain of $1.0 million for the prior year period. The unrealized gain was a result of the capital improvements made to the property.

Other
     Other net investment loss increased approximately $1.0 million and $0.5 million for the six and three-month periods ended June 30, 2008, respectively, from the prior year period. This includes interest income from short-term investments, investment management fees, and portfolio level expenses.
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
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and requires additional disclosures about fair value measurements. This statement does not require any new fair value measurements, but the application of this statement could change current practices in determining fair value.
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

Valuation of Investments
     Real Estate Investments — Real estate investments are shown at estimated fair value. The costs of properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition. Fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The fair value measurement objective is to determine the exit price at which the Fund would receive to sell an asset based on the highest and best use valuation premise or pay to transfer a liability taking into consideration the perspectives of market participant and the assumptions they may use. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”), is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party appraisal firm has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
     Unconsolidated real estate partnerships are valued at the Partnership’s equity in net assets as reflected in the partnerships’ financial statements with properties valued as described above and in Note 1E. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses, including unrealized appreciation and depreciation, from the underlying entity.
     Land held for development is reported at estimated fair value, which approximates the acquisition cost plus soft costs incurred prior to development. The estimated fair value is determined based on the amount at which the Fund would receive if the land were sold at the reporting date taking into consideration the assumptions that market participants may use.
     The Partnership periodically enters into forward contracts to acquire, for a fixed price, real estate investments to be constructed in accordance with predetermined plans and specifications. The funding obligation/forward contract obligation and related asset are recorded in the consolidated financial statements in the period in which the project is waived or deemed to have reached substantial completion, equal to or over 90% complete, and the Fund’s commitment to fund is firm. The amount of any unrealized gain or loss recognized is based upon the difference between the estimated investment’s market value as described above and the Fund’s funding obligation. The funding obligation and related assets are recorded in the consolidated financial statements. As of June 30, 2008 and December 31, 2007, no such funding obligation existed.
     As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of June 30, 2008 and December 31, 2007.

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
     In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments and debt are classified as Level 3 under SFAS157 fair value hierarchy.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 24.56% of its investment portfolio as of June 30, 2008, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
     The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at June 30, 2008:

		Estimated Market Value	Average
	Maturity	(millions)	Interest Rate
Cash and Cash equivalents	0-3 months	$23.5	3.45%
     The table below discloses the Partnership’s debt as of June 30, 2008. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Debt (in $ thousands),								Estimated
including current portion	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Weighted Average Fixed Interest Rate	5.57%	5.75%	5.11%	5.04%	5.04%	5.04%	5.26%
Fixed Rate	$250	$9,277	$565	$604	$646	$4,940	$16,282	$16,679
Variable Rate	—	—	$13,035	—	—	$9,000	$22,035	$21,455

Total Mortgage Loans Payable	$250	$9,277	$13,600	$604	$646	$13,940	$38,318	$38,135

     The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures
     In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of June 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Date: August 11, 2008

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
President and Director (Principal Executive Officer)