Form 10-K
period 2008-12-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2009-03-23
CIK 801348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act) Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE
     INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 12, 2009, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2008.

PRUCO LIFE VARIABLE CONTRACT
REAL PROPERTY ACCOUNT
(Registrant)

Forward-Looking Statement Disclosure
Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the stress experienced by the financial markets that began in the second half of 2007 and has continued and substantially increased since then; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including government actions in response to the stress experienced by the financial markets; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. As noted above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially worsened since then. The forgoing risks are even more pronounced in these unprecedented market and economic conditions. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

PART I
Item 1. Business
     The Pruco Life Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on August 27, 1986, the Real Property Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life”). The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the “Contracts”) issued by Pruco Life.
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
Office Properties — The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 370,550, of which 85%, or 315,116 square feet, are leased between 1 and 10 years.
Apartment Complexes — The Partnership owns apartment properties in Atlanta, Georgia; Austin, Texas; Charlotte, North Carolina; and Raleigh, North Carolina, comprising a total of 855 apartment units, of which 92%, or 785 units, are leased. Leases range from month to month to one year.
Retail Property — The Partnership owns retail properties in Roswell, Georgia; Ocean City, Maryland; Hampton, Virginia; Dunn, North Carolina; and Westminster, Maryland. Total square footage owned is approximately 953,095 of which 79%, or 751,877 square feet, are leased between 1 and 30 years.
Hotel Property — The Partnership owns a hotel property in Lake Oswego, Oregon. This joint venture investment has 161 rooms. Occupancy for the year ended 2008 averaged 71%.
Investment in Real Estate Trust — The Partnership liquidated its entire investment in REIT shares in December 2001. The Partnership does, however, maintain a preferred equity investment in an existing private real estate investment trust, or “REIT” (See Item 7).
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

Market Conditions
     The commercial real estate market suffered through its worst returns in decades in the fourth quarter of 2008. Deteriorating economic conditions have continued to undermine real estate fundamentals. With unemployment rising, consumer spending falling and home prices dropping, the recession is impacting all sectors of the real estate market. At the same time, commercial mortgage debt has become less readily available, as commercial mortgage backed securities (“CMBS”) programs are not lending and commercial banks and insurance companies are trying to preserve capital. Deleveraging is working its way through the system as the market adjusts from a high-leverage system to one in which debt is scarce. The lack of reasonably priced debt has made it difficult to complete transactions.
Debt Markets
     Notwithstanding the massive infusions of capital into the banking system through the Troubled Asset Relief Program (“TARP”), the banking community has remained preoccupied with survival, which has meant, by and large, preserving capital to shore up balance sheets. They have shown no proclivity to resume real estate lending in any meaningful way. To the extent financings are getting done, they are often simply extensions of existing loans that have come due. The global credit crunch will limit the activity of commercial banks and life insurance companies. The only sources of debt that remain consistently available are Fannie Mae and Freddie Mac, which essentially have become part of the federal government. Lenders have adopted more conservative underwriting practices than were prevalent in recent years. Loans will carry lower leverage and will be more expensive for borrowers. These dynamics will make it more difficult to complete property sales without assumable financing or seller financing.
REIT Market
     The Morgan Stanley Real Estate Investment Trust index dropped 38% during 2008, and that marked a recovery of sorts after being down more than 50% at some points in the fourth quarter. The pricing of real estate investment trust (“REIT”) stocks is heavily dependent on balance sheet issues. Companies with significant near-term refinancing volume were hard-hit due to concerns that they will have trouble replacing debt that is rolling over. Higher-cost debt for REITs could create cash-flow issues or increase the possibility of technical defaults, such as violating the debt-service covenants of long-term debt that is not maturing.
     The REIT market experienced unprecedented volatility in 2008. The 23 worst days in the Morgan Stanley REIT Index’s 13-year history all took place in 2008, all but two of those between September and December. Similarly, all of the index’s 30 most positive days occurred during the year, with most of those in the fourth quarter. The National Association of Real Estate Investment Trusts (“NAREIT”) US Real Estate Index declined 32% in October and 23% in November before rising 16% in December. In tandem with the drop in equity prices, REIT dividends rose to an attractive level, although they are subject to being cut or reconstituted as common stock. NAREIT’s average dividend for an equity REIT on January 2 was 7.8%, up from less that 5% a year ago and 3.7% in January 2007. REIT operating fundamentals weakened in 2008. Overall occupancy of REIT properties dropped to approximately 93% in third quarter 2008, down from the fourth quarter 2007 peak of 94.3%, according to Citigroup.
Property Markets
     Office: Nearly 2 million jobs were lost in the U.S. between September and December, bringing the yearly total to 2.6 million. The U.S. unemployment rate rose to 7.2% at year-end, its highest peak since January 1993, according to the Labor Department. According to Reis, a provider of commercial real estate market information, the national office vacancy rate rose to 14.4% at yearend, up from 13.7% at the end of September. Negative net absorption was nearly 20 million square feet for the quarter and 42 million square feet for the year, the largest one-year decline since 2001. Rents slipped 1.2% in the quarter, the first decline since first quarter 2004. The slowdown is broad-based, with office vacancies rising in 71 of the 79 markets tracked by Reis.
     Industrial/warehouse: Rising job losses, falling sales of everything from automobiles to housing goods, and weak demand for imports due to the global recession have reduced demand for industrial space. The Institute for Supply Management’s factory index, which measures a range of factors that include prices, production and employment, fell to 32.9 in December, its lowest level since 1980.
     Hotel: According to Smith Travel, a provider of hotel benchmarking information, the average occupancy rate for all hotels dropped to 51.9% in November, down from 58.1% in November 2007. Revenue per available room (RevPAR) fell 12.9% year-over-year, to $52.86 in November, from $60.68 in November 2007. The performance of all types of hotels declined, but luxury and resort hotels fared the worst. The average occupancy of luxury hotels fell 15%, to 59.2% in November from 69.7% in November 2007. Meanwhile, luxury hotel RevPAR dropped 20.7%, to $165 in November from $208 in November 2007.

     Retail: With families saving more and tapping home equity lines less, consumer spending is at its weakest level in decades. The International Council of Shopping Centers estimates that retail sales fell by 1.5% to 2.0% in November and December, the worst performance since the trade group began compiling statistics in 1970. According to Reis, vacancy rates of neighborhood and community shopping centers rose to 8.9% in the fourth quarter, up from 8.4% three months earlier. The 4.1 million square feet of space vacated during the quarter brought the national shopping center vacancy rate to its highest level since 1994.
     Multi-family: According to Reis, the national apartment vacancy rate rose from 6.2% in the fourth quarter to 6.6% at year-end, while effective rents fell 0.4% during the quarter. The S&P/Case-Shiller index, which measures house prices in 20 cities, declined 18.5% in December from a year earlier, the biggest drop in the history of the index. Fannie Mae and Freddie Mac have continued to provide a source of debt that is not available for other property types.
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
Our results of operations are materially affected by conditions in the global financial markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global financial markets that began in the second half of 2007 continued and substantially heightened since then. The volatility, disruption and dislocation of the global financial markets have reached unprecedented levels. The availability and cost of credit, or capital, has been materially affected. These factors, combined with volatile oil prices, depressed home prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and the risks of increased inflation and unemployment, have precipitated an economic slowdown and fears of a severe recession.
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
In response to the market dislocation affecting the banking system and financial markets, on October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008, or EESA, into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. On October 14, 2008, the U.S. Treasury announced that it would use EESA authority to invest an aggregate of $250 billion (of the first $350 billion released under EESA) in capital issued by qualifying U.S. financial institutions under the U.S. Treasury’s Capital Purchase Program, which is part of the Troubled Asset Relief Program, or TARP. The TARP Capital Purchase Program involves the issuance by qualifying institutions of preferred stock and warrants to purchase common stock to the U.S. Treasury. Concurrently, in coordination with the U.S. Treasury, the FDIC announced the Temporary Liquidity Guarantee Program, through which it guarantees certain newly issued senior unsecured debt issued by FDIC insured institutions and their qualifying holding companies, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts. In addition, since March 2008, the Federal Reserve has created several lending facilities to stabilize financial markets. Most recently, on November 25, 2008, the Federal Reserve announced the Term Asset-Backed Securities Loan Facility, or TALF. The TALF has not yet been implemented but is designed to provide secured financing for newly issued asset-backed securities backed by certain types of consumer and small business loans.

On February 10, 2009, the U.S. Treasury announced a Financial Stability Plan to build upon existing programs and earmark the second $350 billion of funds that were authorized under the EESA and released in January 2009. The elements of the Financial Stability Plan, as described by the U.S. Treasury, are a Capital Assistance Program and Financial Stability Trust to make capital available to financial institutions through additional purchases of preferred stock, a Public-Private Investment Fund to buy legacy loans and assets from financial institutions, a Consumer and Business Lending Initiative to restart securitization markets for loans to consumers and businesses by expanding upon TALF, and a comprehensive housing program to, among other things, help reduce mortgage payments and interest rates. The U.S. Treasury has stated that the Financial Stability Plan will require high levels of transparency and accountability standards and dividend, acquisition and executive compensation restrictions for financial institutions that receive government assistance going forward.
Pruco Life Insurance Company’s ultimate parent, Prudential Financial, has applied to participate in the Capital Purchase Program, although no determination with respect to its participation has been made. Prudential Financial also continues to evaluate other government sponsored programs for which it may be eligible.
The U.S. federal government has taken or is considering taking other actions to address the financial crisis that could further impact our business. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.
Continuing adverse financial market conditions may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries.
Adverse capital market conditions have affected and may continue to affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.
In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2008, the Partnership had no outstanding matured loans.
A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.
In the event the Partnership’s current investment obligations are not refinanced or extended when they become due and/or the Partnership is required to repay such borrowings and obligations, management anticipates that the repayment of these obligations, will be provided by operating cash flow, new debt refinancing, and real estate investment sales.

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

•	The estimated fair value of real estate and real estate related assets is determined through an appraisal process. There continues to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the Financial Statements.

Regardless of market conditions, certain investments we hold, including the properties in the Account, are relatively illiquid. If we needed to sell these investments, we may have difficulty in selling them for acceptable prices.

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
The occurrence of natural or man-made disasters could adversely affect our results of operations and financial condition.
The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition, including in the following respects:

•	A natural or man-made disaster could result in losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

As described above, the adverse market and economic conditions that began in the second half of 2007 have continued and substantially increased since then. The foregoing risks are even more pronounced in these unprecedented market and economic conditions.
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
As of December 31, 2008, approximately 24,621 contract owners of record held investments in the Real Property Account.
Item 6. Selected Financial Data
Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position are summarized as follows:
RESULTS OF OPERATIONS:

	Year Ended December 31,
	2008	2007	2006	2005	2004

Total Investment Income	$32,124,390	$31,700,063	$28,623,487	$28,644,271	$29,076,163

Net Investment Income	$11,138,184	$12,663,580	$11,161,728	$9,219,171	$7,799,606

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	(44,233,635)	5,453,595	18,352,005	15,460,619	3,280,394

Net Increase (Decrease) in Net Assets Resulting From Operations	$(33,095,451)	$18,117,175	$29,513,733	$24,679,790	$11,080,000

FINANCIAL POSITION:

	Year Ended December 31,
	2008	2007	2006	2005	2004

Total Assets	$263,665,273	$290,166,898	$272,136,819	$246,015,115	$240,575,611

Long Term Lease Obligation	$—	$—	$—	$—	$—

Investment Level Debt	$40,047,827	$32,121,712	$32,710,488	$33,195,607	$43,773,767

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
     (a) Liquidity and Capital Resources
As of December 31, 2008, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $27.7 million, an increase of approximately $9.5 million from $18.2 million at December 31, 2007. The increase was primarily due to cash flows received from the Partnership’s operating activities and the repayment of the Partnership’s preferred equity investment, as discussed below. Partially offsetting this increase was a contribution to an existing retail property in Dunn, North Carolina as well as capital expenditures to existing properties, as detailed below. Sources of liquidity included net cash flow from property operations, financings, and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of December 31, 2008, approximately 10.5% of the Partnership’s total assets consisted of cash and cash equivalents.
During 2008, the Partnership made an additional $2.6 million preferred equity investment in an existing retail property located in Ocean City, Maryland to fund costs associated with the redevelopment of the center. This investment was repaid with interest on April 1, 2008 with proceeds to the Partnership totaling $4.0 million in conjunction with the refinancing of the existing loan as discussed below.
The Partnership did not have any dispositions or acquisitions for the year ended December 31, 2008. The Partnership refinanced two existing loans during the year ended December 31, 2008. The retail property in Ocean City, Maryland was refinanced for loan proceeds of $16.6 million, of which $9.8 million represents additional indebtedness. $1.6 million of the loan remains to be funded for future costs associated with the redevelopment of the property. The apartment property in Raleigh, North Carolina was refinanced for the amount of $9.0 million.
During the year ended December 31, 2008, the Partnership spent approximately $3.7 million on capital improvements to various existing properties. Approximately $1.2 million was associated with the renovation of the hotel property in Lake Oswego, Oregon; approximately $0.7 million funded renovation and tenant improvements costs at the office property in Lisle, Illinois; approximately $0.7 million contributed to interior renovations at one of the office properties in Brentwood, Tennessee; and approximately $0.4 million financed tenant improvements at the retail property in Dunn, North Carolina. The remaining $0.7 million was associated with minor capital improvements and transaction costs associated with leasing expenses related to other properties in the Partnership. Additionally, $6.3 million of capital improvements was funded at the retail property in Ocean City, Maryland through the aforementioned third party loan.

     (b) Results of Operations
The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2008, and 2007.
Net Investment Income Overview
The Partnership’s net investment income for the year ended December 31, 2008 was approximately $11.1 million, a decrease of approximately $1.5 million from the prior year. The decrease in net investment income was primarily attributable to a $1.4 million increase in other net investment loss from the prior year. Additionally, the retail, office, and hotel sectors’ net investment income declined approximately $0.9 million, $0.1 million, and $0.1 million, respectively during the year ended December 31, 2008 from the prior year. Partially offsetting these decreases was an increase in the apartment sector’s net investment income of approximately $1.0 million from the prior year. The industrial sector’s net investment income remained relatively unchanged. The components of this net investment income are discussed below by investment type.
Valuation Overview
The Partnership did not have any realized gains for the year ended December 31, 2008, compared with a net realized gain of approximately $0.7 million for the prior year. The Partnership recorded a net unrealized loss of approximately $44.2 million for the year ended December 31, 2008, compared with a net unrealized gain of approximately $4.8 million for the prior year. The Partnership recorded a net realized and unrealized loss of approximately $44.2 million for the year ended December 31, 2008, compared with a net realized and unrealized gain of approximately $5.5 million for the prior year. The net unrealized loss of approximately $44.2 million for the year ended December 31, 2008 was attributable to valuation declines in every sector primarily due to increased investment rates suggesting an industry-wide repricing. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. The increase in investment rates was caused by the national economic downturn, frozen credit markets, weakening market fundamentals, and deteriorated demand for commercial real estate. The components of these valuation losses are discussed below by investment type.

The following table presents a comparison of the Partnership’s sources of net investment income, and realized and unrealized gains or losses by investment type for the years ended December 31, 2008 and 2007.

	Twelve Months Ended December 31,
	2008	2007
Net Investment Income:

Office properties	$3,893,422	$3,945,096
Apartment properties	3,129,457	2,119,681
Retail properties	6,062,399	6,998,954
Industrial property	—	49,279
Hotel property	1,213,328	1,343,200
Other (including interest income, investment mgt fee, etc.)	(3,160,422)	(1,792,630)

Total Net Investment Income	$11,138,184	$12,663,580

Net Realized Gain (Loss) on Real Estate Investments:

Retail properties	—	323,649
Industrial property	—	345,832

Net Realized Gain (Loss) on Real Estate Investments	—	669,481

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(6,677,199)	1,967,086
Apartment properties	(12,344,133)	3,123,154
Retail properties	(23,864,965)	(2,716,050)
Hotel property	(1,347,338)	2,409,924

Net Unrealized Gain (Loss) on Real Estate Investments	(44,233,635)	4,784,114

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	($44,233,635)	$5,453,595

OFFICE PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31, 2008	2008	2007	2008	2007	2008	2007

Property
Lisle, IL	$767,766	$650,916	$(2,664,209)	$804,870	70%	67%
Brentwood, TN	972,063	1,153,443	(83,142)	9,918	83%	100%
Beaverton, OR	1,090,039	1,093,305	(2,911,733)	990,238	88%	88%
Brentwood, TN	1,063,554	1,047,432	(1,018,115)	162,060	100%	100%

	$3,893,422	$3,945,096	$(6,677,199)	$1,967,086

Net Investment Income
Net investment income for the Partnership’s office properties was approximately $3.9 million for the year ended December 31, 2008, relatively unchanged from the prior year. The net investment income at the property in Lisle, Illinois increased $0.1 million due to an increase in occupancy. This increase was offset by a net investment loss of $0.1 million at a property in Brentwood, Tennessee due to reduced occupancy.
Unrealized Gain/(Loss)
The office properties owned by the Partnership recorded a net unrealized loss of approximately $6.7 million during the year ended December 31, 2008, compared with a net unrealized gain of approximately $2.0 million for the prior year. The net unrealized loss of approximately $6.7 million for the year ended December 31, 2008 was primarily due to increased investment rates across the office sector that caused each property to decline in value. Additionally, at the office property in Lisle, Illinois notification from the property’s largest tenant to vacate upon lease expiration in January 2009 resulted in decreased projected cash flows, which contributed to its net unrealized loss of $2.7 million.

APARTMENT PROPERTIES

	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31, 2008	2008	2007	2008	2007	2008	2007

Property
Atlanta, GA	$480,064	$447,290	$(4,362,625)	$(530,277)	91%	92%
Raleigh, NC	608,481	613,122	(3,258,506)	(687,270)	87%	94%
Jacksonville, FL(1)	—	17,342	—	—	N/A	N/A
Austin, TX(2)	1,440,973	860,746	(2,108,514)	4,376,151	92%	92%
Charlotte, NC(3)	599,939	181,181	(2,614,488)	(35,450)	90%	87%

	$3,129,457	$2,119,681	$(12,344,133)	$3,123,154

(1)	The Jacksonville, Florida apartment property was sold on November 30, 2005 but certain post-closing adjustments were recognized during the year ended December 31, 2007.

(2)	Net investment income for the year ended December 31, 2007 reflects partial period results for the Austin, Texas apartment property acquired on May 8, 2007.

(3)	Net investment income for the year ended December 31, 2007 reflects partial period results for the Charlotte, North Carolina apartment property acquired on September 6, 2007.
Net Investment Income
Net investment income for the Partnership’s apartment properties was $3.1 million for the year ended December 31, 2008, an increase of approximately $1.0 million from the prior year. The increase in net investment income for the year ended December 31, 2008 was primarily due to the additional rental income generated from the acquisition of the apartment properties in Austin, Texas and Charlotte, North Carolina on May 8, 2007 and September 6, 2007, respectively.
Unrealized Gain/(Loss)
The apartment properties owned by the Partnership recorded a net unrealized loss of approximately $12.3 million for the year ended December 31, 2008, compared with a net unrealized gain of approximately $3.1 million for the prior year. The net unrealized loss for the year ended December 31, 2008 was primarily due to increased investment rates and decreased market rents across the apartment sector that caused each property to decline in value.

RETAIL PROPERTIES

				Realized/
	Net Investment	Net Investment	Unrealized	Unrealized
	Income/(Loss)	Income/(Loss)	Gain/(Loss)	Gain/(Loss)	Occupancy	Occupancy
Year Ended December 31, 2008	2008	2007	2008	2007	2008	2007

Property
Roswell, GA	$1,674,996	$2,072,194	$(10,610,373)	$(3,807,895)	38%	82%
Kansas City, KS (1)	(15,941)	158,664	—	323,649	N/A	N/A
Hampton, VA	1,318,984	1,299,715	(3,160,726)	492,521	98%	100%
Ocean City, MD	820,593	702,556	(686,899)	(122,583)	95%	67%
Westminster, MD	1,181,465	1,576,148	(3,394,988)	69,981	100%	100%
Dunn, NC (2)	81,363	215,118	(3,484,491)	651,926	34%	90%
CARS Preferred Equity	1,000,939	974,559	(2,527,488)	—	N/A	N/A

	$6,062,399	$6,998,954	$(23,864,965)	$(2,392,401)

(1)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the year ended December 31, 2008. Net investment income for the year ended 2007 reflectspartial period results to the June 29, 2007 sale.

(2)	Net investment income for the year ended December 31, 2007 reflects partial period results for Dunn, North Carolina retail property acquired on August 17, 2007.
Net Investment Income
Net investment income for the Partnership’s retail properties was approximately $6.1 million for the year ended December 31, 2008, a decrease of approximately $0.9 million from the prior year. The decrease was primarily due to (a) the allowance for accrued income that was deemed uncollectible at the retail property in Westminster, MD; (b) increased vacancy at the Roswell, Georgia retail property; (c) lost rent related to the Kansas City, Kansas retail property sold on June 29, 2007; and (d) a one-time occurrence related to bad debt expense at the retail property in Dunn, North Carolina. Partially offsetting these losses was an increase in net investment income at the property in Ocean City, Maryland due to completion of renovation and increased occupancy.
Realized and Unrealized Gain/(Loss)
The retail properties owned by the Partnership recorded a net unrealized loss of approximately $23.9 million for the year ended December 31, 2008, compared with a net realized and unrealized loss of approximately $2.4 million for the prior year. The net unrealized loss for the year ended December 31, 2008 was primarily due to increased investment rates across the retail sector based on declining national consumption, which caused each property to decline in value. The aggregate net unrealized loss was also partially attributable to the $10.6 million loss recorded at the retail property in Roswell, Georgia, which is consistent with the most recent offers received in connection with the continued sale efforts of the property.

INDUSTRIAL PROPERTY

	Net Investment	Net Investment	Realized	Realized
Year Ended December 31, 2008	Income/(Loss) 2008	Income/(Loss) 2007	Gain/(Loss) 2008	Gain/(Loss) 2007	Occupancy 2008	Occupancy 2007

Property
Aurora, CO(1)	$ —	$49,279	$ —	$345,832	N/A	N/A

(1)	The Partnership sold the property on February 7, 2007.
Net Investment Income
The Partnership sold its industrial property on February 7, 2007. Therefore no net investment income was received for the year ended December, 2008, reflecting a minimal decrease from the prior year.
Realized Gain/(Loss)
The Partnership’s industrial property was sold on February 7, 2007. Therefore no realized gains and/or losses were recorded for the year ended December 31, 2008, compared with realized gains of $0.3 million during the prior year.
HOTEL PROPERTY

	Net Investment	Net Investment	Unrealized	Unrealized
Year Ended December 31, 2008	Income/(Loss) 2008	Income/(Loss) 2007	Gain/(Loss) 2008	Gain/(Loss) 2007	Occupancy 2008	Occupancy 2007

Property
Lake Oswego, OR	$1,213,328	$1,343,200	$(1,347,338)	$2,409,924	71%	76%
Net Investment Income
Net investment income for the Partnership’s hotel property was approximately $1.2 million for the year ended December 31, 2008, reflecting a decrease of $0.1 million from the prior year due to lost occupancy.
Unrealized Gain/(Loss)
The hotel property owned by the Partnership recorded an unrealized loss of approximately $1.3 million for the year ended December 31, 2008, compared with an unrealized gain of approximately $2.4 million for the prior year. The unrealized loss for the year ended December 31, 2008 reflects increased investment rates and decreased average daily rate growth projections.

Other
Other net investment loss increased approximately $1.4 million during the year ended December 31, 2008 from the prior year. Other net investment loss includes interest income from short-term investments, investment management fees, and portfolio level expenses.
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
Accounting Pronouncements Adopted
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
SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The adoption does not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Notes 2D and 5 for details.

New Accounting Pronouncements
FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting further guidance from the FASB in order to evaluate the extent in which, if any, its investments may need to be consolidated as a result of this FIN 46-R.
In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the Audit Guide. SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a Staff Position indefinitely deferring the effective date.
In December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). SFAS 141R expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing SFAS 141, including changes to acquisition related contingent consideration, pre-acquisition contingencies, non-controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. SFAS 160 requires the non-controlling interest to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in SFAS 160 should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. SFAS 141R and SFAS 160 are effective for the acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Partnership is currently reviewing the provisions in SFAS 141R and SFAS 160, and assessing whether the changes would be material to its financial statements upon adoption.
Valuation of Investments
Real Estate Investments — Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.
In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc. (“PFI”), is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market.
In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 under SFAS 157 fair value hierarchy.
Unconsolidated real estate partnerships and preferred equity investments are carried at fair value and are generally valued at the Partnership’s equity in net assets as reflected in the partnerships’ financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses, including unrealized appreciation and depreciation, from the partnership.

As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. There continues to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller and could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2008 and December 31, 2007.
Other Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the audited Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk — The Partnership’s exposure to market rate risk for changes in interest rates relates to approximately 31.68% of its investment portfolio as of December 31, 2008, which consists primarily of short-term fixed rate commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. In accordance with its policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.
The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents and short-term investments at December 31, 2008:

		Estimated Market
		Value	Average
	Maturity	(in $ millions)	Interest Rate
Cash and cash equivalents	0-3 months	$27.7	1.96%
The table below discloses the Partnership’s debt as of December 31, 2008. All of the Partnership’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.

Investment level debt (in $ thousands),								Estimated
including current portion	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$9,277	$566	$604	$646	$463	$4,475	$16,031	$16,332
Variable Rate	—	$15,043	—	—	$9,000	$0	$24,043	$24,053
Premium/(Discount) on Mortgage Loans Payable	—	—	—	—	—	($26)	($26)	—

Total Mortgage Loans Payable	$9,277	$15,609	$604	$646	$9,463	$4,449	$40,048	$40,384

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of December 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
JAMES J. AVERY, JR., Director — President, Individual Life Insurance, Prudential since 1998. Age 57.
HELEN M. GALT, Director — Senior Vice President, Company Actuary and Chief Risk Officer, Prudential since 2007; prior to 2007, Senior Vice President and Company Actuary, Prudential. Age 62.
BERNARD J. JACOB, Director and Treasurer— Senior Vice President and Treasurer, Prudential. Age 53.
SCOTT D. KAPLAN, Director, Chief Executive Officer and President — Vice President, Finance, since 2006. Age 44.
SCOTT G. SLEYSTER, Director — Senior Vice President, Prudential since 1999. Age 49.
STEPHEN P. PELLETIER, Director, — President, Prudential Annuities since 2008, prior to 2008, Chairman and Chief Executive Officer , Prudential International Investments. Age 55.
TUCKER I. MARR, Vice President, Chief Financial Officer and Chief Accounting Officer — Vice President, Financial Reporting. Age 53.
THOMAS C. CASTANO, Vice President, Corporate Counsel, Chief Legal Officer and Secretary — Vice President and Corporate Counsel, Insurance Law , Prudential. Age 61.
JAMES M. O’CONNOR, Senior Vice President and Actuary — Vice President, Guaranteed Products since 2001. Age 52.
PHILLIP J. GRIGG, Senior Vice President and Chief Actuary — Vice President, Actuary, Prudential since 1987. Age 53.
KENT D. SLUYTER, Senior Vice President — Vice President and Chief Actuary, Individual Life Insurance, Prudential since 2002. Age 49.
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
In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge on our website at www.investor.prudential.com.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
See Related Transactions in Note 7 of Notes to Financial Statements of the Partnership on page F-22.
The Registrant is an indirect wholly-owned subsidiary of Prudential, which, in turn, is an indirect, wholly-owned subsidiary of Prudential Financial, Inc. All Directors and Executive Officers of the Registrant are employees and officers of Prudential.
Item 14. Principal Accountant Fees and Services
The Audit Committee of the Board of Directors of Prudential Financial, Inc. has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial, Inc. and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 — Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 12, 2009, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2008.

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

Schedule IV — Mortgage Loans On Real Estate

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
PRUCO LIFE INSURANCE COMPANY
in respect of
Pruco Life Variable Contract Real Property Account
(Registrant)

Date: March 20, 2009	By:	/s/ Scott D. Kaplan
Scott D. Kaplan
President and Director (Principal Executive Officer)

Date: March 20, 2009	By:	/s/ Tucker I. Marr
Tucker I. Marr
Chief Accounting Officer (Principal Accounting and Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* James J. Avery, Jr.	Director	March 20, 2009
James J. Avery, Jr.

* Bernard J. Jacob	Director	March 20, 2009
Bernard J. Jacob

* Helen M. Galt	Director	March 20, 2009
Helen M. Galt

* Stephen Pelletier	Director	March 20, 2009
Stephen Pelletier

* Scott G. Sleyster	Director	March 20, 2009
Scott G. Sleyster

*By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
(Registrant)
     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2008, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
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
March 20, 2009

Report of Independent Registered Public Accounting Firm
To the Contract Owners of the
Pruco Life Variable Contract Real Property Account
and the Board of Directors of
Pruco Life Insurance Company
In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life Variable Contract Real Property Account at December 31, 2008 and 2007, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
New York, New York
March 20, 2009

FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
STATEMENTS OF NET ASSETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$117,828,835	$136,056,513

Net Assets	$117,828,835	$136,056,513

NET ASSETS, representing:
Equity of contract owners	$78,360,805	$93,366,283
Equity of Pruco Life Insurance Company	39,468,030	42,690,230

	$117,828,835	$136,056,513

Units outstanding	42,828,105	42,556,464

Portfolio shares held	3,722,570	3,722,570
Portfolio net asset value per share	$31.65	$36.55
STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

INVESTMENT INCOME
Net investment income from Partnership operations	$6,134,475	$6,974,604	$6,150,138

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	556,875	562,528	520,933

NET INVESTMENT INCOME	5,577,600	6,412,076	5,629,205

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	(24,362,153)	2,634,904	10,075,522
Net realized gain on sale of investments in Partnership	0	368,724	37,341

NET GAIN (LOSS) ON INVESTMENTS	(24,362,153)	3,003,628	10,112,863

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(18,784,553)	$9,415,704	$15,742,068

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

OPERATIONS
Net investment income	$5,577,600	$6,412,076	$5,629,205
Net change in unrealized gain (loss) on investments in Partnership	(24,362,153)	2,634,904	10,075,522
Net realized gain on sale of investments in Partnership	0	368,724	37,341

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	(18,784,553)	9,415,704	15,742,068

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(2,296,700)	(3,184,369)	(2,886,469)
Net contributions by Pruco Life Insurance Company	2,853,575	3,746,897	22,175

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	556,875	562,528	(2,864,294)

TOTAL INCREASE (DECREASE) IN NET ASSETS	(18,227,678)	9,978,232	12,877,774

NET ASSETS
Beginning of period	136,056,513	126,078,281	113,200,507

End of period	$117,828,835	$136,056,513	$126,078,281

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2008
Note 1: General
Pruco Life Variable Contract Real Property Account (the “Account”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life” or the “Company”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).
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

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2008
B. Investment in Partnership Interest
The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s market value. At December 31, 2008 and 2007 the Account’s interest in the Partnership was 55.1% or 3,722,570 shares.
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
Note 4: Net Withdrawals by Contract Owners
Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the years ended December 31, 2008, 2007 and 2006 were as follows:

2008:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$3,942,292	$261,457	$0	$641	$4,204,390
Policy Loans:	(1,742,122)	(126,524)	0	(68,805)	(1,937,451)
Policy Loan Repayments and Interest:	1,754,246	143,517	0	140,741	2,038,504
Surrenders, Withdrawals, and Death Benefits:	(3,948,748)	(360,737)	(42,423)	(358,803)	(4,710,711)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	999,396	(55,278)	(2,019)	(78,478)	863,621
Administrative and Other Charges:	(2,532,525)	(199,313)	0	(23,215)	(2,755,053)

Net Withdrawals by Contract Owners	$(1,527,461)	$(336,878)	$(44,442)	$(387,919)	$(2,296,700)

2007:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$3,210,271	$268,761	$0	$(1,657)	$3,477,375
Policy Loans:	(1,648,153)	(88,326)	0	(60,989)	(1,797,468)
Policy Loan Repayments and Interest:	1,803,872	64,388	0	139,306	2,007,566
Surrenders, Withdrawals, and Death Benefits:	(3,079,182)	(184,388)	(2,252)	(222,916)	(3,488,738)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(665,722)	(37,227)	0	(69,088)	(772,037)
Administrative and Other Charges:	(2,393,570)	(193,051)	0	(24,446)	(2,611,067)

Net Withdrawals by Contract Owners	$(2,772,484)	$(169,843)	$(2,252)	$(239,790)	$(3,184,369)

2006:	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$3,284,594	$283,122	$(9)	$(5,308)	$3,562,399
Policy Loans:	(1,463,946)	(84,509)	0	(52,833)	(1,601,288)
Policy Loan Repayments and Interest:	1,545,182	127,997	0	149,233	1,822,412
Surrenders, Withdrawals, and Death Benefits:	(3,153,786)	(303,089)	(57,246)	(403,139)	(3,917,260)
Net Transfers From/To Other Subaccounts or Fixed Rate Option:	(102,416)	(37,252)	(3,408)	50,193	(92,883)
Administrative and Other Charges:	(2,450,224)	(185,612)	0	(24,013)	(2,659,849)

Net Withdrawals by Contract Owners	$(2,340,596)	$(199,343)	$(60,663)	$(285,867)	$(2,886,469)

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2008
Note 5: Unit Activity
     Transactions in units for the years ended December 31, 2008, 2007 and 2006 were as follows:

2008:			VAL	VLI	SPVA	SPVL

Company Contributions:	1,492,144	Contract Owner Contributions:	2,094,991	107,704	0	57,145
Company Redemptions:	(480,308)	Contract Owner Redemptions:	(2,582,000)	(206,581)	(15,783)	(195,768)

2007:			VAL	VLI	SPVA	SPVL

Company Contributions:	1,324,544	Contract Owner Contributions:	1,652,356	100,921	0	67,179
Company Redemptions:	(30,373)	Contract Owner Redemptions:	(2,535,482)	(152,306)	(816)	(155,468)

2006:			VAL	VLI	SPVA	SPVL

Company Contributions:	1,461,314	Contract Owner Contributions:	1,874,121	127,794	0	82,726
Company Redemptions:	(1,336,821)	Contract Owner Redemptions:	(2,700,887)	(194,930)	(25,052)	(198,202)
Note 6: Purchases and Sales of Investments
The aggregate costs of purchases and proceeds from sales of investments in the Partnership for the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
Purchases:	$0	$0	$0
Sales:	$0	$0	$(3,385,228)

NOTES TO THE FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
December 31, 2008
Note 7: Financial Highlights
Pruco Life sells a number of variable annuity and variable life insurance products. These products have unique combinations of features and fees that are charged against the contract owner’s account balance. Differences in the fee structures result in a variety of unit values, expense ratios and total returns.
The following table was developed by determining which products offered by Pruco Lipfe have the lowest and highest total expense ratio. The summary may not reflect the minimum and maximum contract charges offered by the Company as contract owners may not have selected all available and applicable contract options as discussed in Note 1. The table reflects contract owner units only.

	At year ended			For year ended
				Investment
				Income	Expense Ratio **	Total Return ***
	Units (000’s)	Unit Value Lowest- Highest	Net Assets (000’s)	Ratio*	Lowest-Highest	Lowest-Highest
December 31, 2008	28,295	$2.40304 to 2.93018	$78,361	4.55%	0.35% to 1.25%	-14.47% to -13.70%
December 31, 2007	29,035	$2.80966 to 3.39532	$93,366	5.28%	0.35% to 1.25%	6.58% to 7.54%
December 31, 2006	30,059	$2.63621 to 3.15740	$90,093	5.10%	0.35% to 1.25%	13.05% to 14.06%
December 31, 2005	31,094	$2.33181 to 2.76817	$81,886	4.64%	0.35% to 1.25%	11.76% to 12.76%
December 31, 2004	32,051	$2.08645 to 2.45484	$74,999	4.15%	0.35% to 1.25%	4.74% to 5.68%
The table above reflects information for units held by contract owners. Pruco Life also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco Life held 14,533,069, 13,521,139, 12,226,968, 12,102,475 and 12,134,074 units representing $39,468,030, $42,690,230, $35,985,213, $31,315,232 and $27,951,903 of net assets as of December 31, 2008, 2007, 2006, 2005 and 2004 respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life to purchase additional units in its account resulting in no impact to its net assets.

*	This amount represents the proportionate share of the net investment income from the underlying Partnership divided by the total average assets of the Account. This ratio excludes those expenses, such as mortality risk, expense risk and administrative charges that result in direct reductions in the unit values.

**	These ratios represent the annualized contract expenses of the separate account, consisting primarily of mortality and expense charges, for each period indicated. The ratios include only those expenses that result in a direct reduction to unit values. Charges made directly to contract owner accounts through the redemption of units and expenses of the underlying Partnership are excluded.

***	These amounts represent the total return for the periods indicated, including changes in the value of the underlying Partnership, and reflect deductions for all items included in the expense ratio. The total return does not include any expense assessed through the redemption of units; inclusion of these expenses in the calculation would result in a reduction in the total return presented.
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
December 31, 2008
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
December 31, 2008
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

Table 1:

	($ in 000’s)
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Amounts Measured at	Identical Assets	Observable Inputs	Unobservable Inputs
Assets:	Fair 12/31/2008	(Level 1)	(Level 2)	(Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$117,829	$—	$—	$117,829

Total Assets	$117,829	$—	$—	$117,829

Table 2:

($ in 000’s)
Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)

Beginning balance @ 12/31/07	$136,056

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(24,362)
Net Investment Income from Partnership operations	$6,135
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	—

Ending balance @ 12/31/08	$117,829

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date relating to assets still held at the reporting date	$(24,362)

Report of Independent Registered Public Accounting Firm
To the Partners of
The Prudential Variable Contract Real Property Partnership:
In our opinion, the accompanying consolidated statements of assets and liabilities, including the schedule of real estate investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2008 and 2007, and the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
New York, New York
February 23, 2009

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Partners of
The Prudential Variable Contract Real Property Partnership:
Our audits of the consolidated financial statements referred to in our report dated February 23, 2009 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
New York, New York
February 23, 2009

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2008	December 31, 2007
ASSETS

REAL ESTATE INVESTMENTS — At estimated fair value:
Real estate and improvements (cost: 12/31/2008 — $245,808,214; 12/31/2007 — $236,466,116)	$221,196,000	$254,394,053
Real estate partnerships and preferred equity investments (cost: 12/31/2008 — $14,324,204; 12/31/2007 — $14,523,934)	11,796,716	14,523,934

Total real estate investments	$232,992,716	$268,917,987

CASH AND CASH EQUIVALENTS	27,736,520	18,215,871

OTHER ASSETS, NET	2,936,037	3,033,040

Total assets	$263,665,273	$290,166,898

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 12/31/08 $26,480; 12/31/07 $—)	$40,047,827	$32,121,712

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,924,938	2,184,812

DUE TO AFFILIATES	851,595	901,371

OTHER LIABILITIES	978,342	920,454

MINORITY INTEREST	4,924,263	7,004,790

Total liabilities	49,726,965	43,133,139

COMMITMENTS AND CONTINGENCIES

PARTNERS’ EQUITY	213,938,308	247,033,759

Total liabilities and partners’ equity	$263,665,273	$290,166,898

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,758,960	6,758,960

PER SHARE NET ASSET VALUE AT END OF PERIOD	$31.65	$36.55

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
INVESTMENT INCOME:
Revenue from real estate and improvements	$30,723,626	$29,094,968	$25,460,860
Equity in income of real estate partnerships	994,333	1,136,936	1,181,772
Interest and equity income on mortgage and other loans receivable	—	—	125,510
Interest on short-term investments	406,431	1,468,159	1,855,345

Total investment income	32,124,390	31,700,063	28,623,487

INVESTMENT EXPENSES:
Operating	7,193,577	6,954,999	6,355,543
Investment management fee	3,447,030	3,380,090	3,075,176
Real estate taxes	2,957,947	2,466,704	2,069,169
Administrative	5,927,773	4,056,557	3,923,413
Interest expense	1,970,462	2,019,937	1,814,686
Minority interest	(510,583)	158,196	223,772

Total investment expenses	20,986,206	19,036,483	17,461,759

NET INVESTMENT INCOME	11,138,184	12,663,580	11,161,728

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	—	18,353,122	67,770
Less: Cost of real estate investments sold	—	19,063,985	—

Gain (loss) realized from real estate investments sold	—	(710,863)	67,770

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	—	(1,380,344)	—

Net gain (loss) recognized on real estate investments sold	—	669,481	67,770

Unrealized gain (loss) on investments:
Change in unrealized gain (loss) on real estate investments	(45,661,694)	5,620,864	20,294,808
Less: Minority interest in unrealized gain (loss)	(1,428,059)	836,750	2,010,573

Net unrealized gain (loss) on real estate investments	(44,233,635)	4,784,114	18,284,235

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	(44,233,635)	5,453,595	18,352,005

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	($33,095,451)	$18,117,175	$29,513,733

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2008	2007	2006

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$11,138,184	$12,663,580	$11,161,728
Net gain (loss) realized and unrealized from real estate investments	(44,233,635)	5,453,595	18,352,005

Increase (decrease) in net assets resulting from operations	(33,095,451)	18,117,175	29,513,733

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals
(2008— 0; 2007 —0; and 2006 —182,671 shares, respectively)	—	—	(6,000,000)

Increase (decrease) in net assets resulting from capital transactions	—	—	(6,000,000)

INCREASE (DECREASE) IN NET ASSETS	(33,095,451)	18,117,175	23,513,733

NET ASSETS — Beginning of period	247,033,759	228,916,584	205,402,851

NET ASSETS — End of period	$213,938,308	$247,033,759	$228,916,584

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	($33,095,451)	$18,117,175	$29,513,733
Adjustments to reconcile net increase (decrease) in net assets to net cash from operating activities
Net realized and unrealized loss (gain)	44,233,635	(5,453,595)	(18,352,005)
Amortization of deferred financing costs	94,554	193,594	—
Distributions in excess of (less than) equity in income of real estate partnerships operations	199,730	35,287	(87,396)
Minority interest in consolidated partnerships	(510,583)	158,196	223,772
Bad debt expense	1,139,238	101,185	(239,380)
(Increase) decrease in:
Other assets	(1,136,791)	166,010	37,951
Increase (decrease) in:
Accounts payable and accrued expenses	740,126	(907,118)	546,878
Due to affiliates	(49,776)	111,482	28,963
Other liabilities	57,888	43,967	404,151

Net cash flows from (used in) operating activities	11,672,570	12,566,183	12,076,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	18,353,122	67,770
Acquisition of real estate and improvements	—	(42,218,143)	(14,797,730)
Additions to real estate and improvements	(9,936,151)	(3,554,451)	(3,417,034)
Contributions to real estate partnerships	—	—	(7,289,487)
Return of investment in real estate partnerships	—	—	3,620,455
Collection of mortgage loan receivable	—	—	4,277,769

Net cash flows from (used in) investing activities	(9,936,151)	(27,419,472)	(17,538,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	—	—	(6,000,000)
Proceeds from investment level debt	24,016,161	—	—
Principal payments on investment level debt	(16,090,046)	(588,776)	(485,119)
Contributions to minority interest partners	80,000	294,143	—
Distributions to minority interest partners	(221,885)	(35,739)	(121,244)

Net cash flows from (used in) financing activities	7,784,230	(330,372)	(6,606,363)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,520,649	(15,183,661)	(12,067,953)

CASH AND CASH EQUIVALENTS — Beginning of period	18,215,871	33,399,532	45,467,485

CASH AND CASH EQUIVALENTS — End of period	$27,736,520	$18,215,871	$33,399,532

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

			2008 Total Rentable
			Square Feet	December 31,
			Unless Otherwise	2008		2007
	December 31, 2008		Indicated		Estimated Fair		Estimated Fair
Property Name	Ownership	City, State	(Unaudited)	Cost	Value	Cost	Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$ 25,218,777	$ 9,542,046	$ 24,512,521	$ 11,500,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	12,512,985	11,000,000	12,401,252	13,800,000
Westpark	WO	Nashville, TN	97,199	12,060,981	13,753,954	11,323,885	13,100,000
Financial Plaza	WO	Brentwood, TN	98,049	12,389,207	12,700,000	12,371,092	13,700,000

		Offices % as of 12/31/08	22%	62,181,950	46,996,000	60,608,750	52,100,000

APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	19,810,918	16,100,000	19,548,293	20,200,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,433,544	16,600,000	16,375,037	19,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,732,363	25,000,000	22,723,849	27,100,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,649,938	11,000,000	13,535,450	13,500,000

		Apartments % as of 12/31/08	32%	72,626,763	68,700,000	72,182,629	80,600,000

RETAIL
King’s Market	WO	Rosewell, GA	314,358	37,893,595	14,100,000	37,883,222	24,700,000
Hampton Towne Center	WO	Hampton, VA	174,540	18,110,816	23,400,000	18,050,090	26,500,000
White Marlin Mall	CJV	Ocean City, MD	186,016	23,271,014	28,600,000	17,016,325	23,900,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,044,721	17,700,000	15,637,841	21,094,053
Kansas City Portfolio	EJV	Kansas City, KS;MO	487,660	13,595	13,595	140,911	140,911
CARS Preferred Equity	PE	Various	N/A	14,310,609	11,783,121	14,383,023	14,383,023
Harnett Crossing	CJV	Dunn, NC	193,235	6,366,767	3,900,000	5,958,844	7,200,000

		Retail % as of 12/31/08	47%	115,011,117	99,496,716	109,070,256	117,917,987

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,312,588	17,800,000	9,128,415	18,300,000

		Hotel % as of 12/31/08	8%	10,312,588	17,800,000	9,128,415	18,300,000

Total Real Estate Investments as a Percentage of Net Assets as of 12/31/08			109%	$260,132,418	$232,992,716	$250,990,050	$268,917,987

WO	—	Wholly Owned Investment
CJV	—	Consolidated Joint Venture
EJV	—	Joint Venture Investment accounted for under the equity method
PE	—	Preferred equity investments accounted for under the equity method
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULE OF INVESTMENTS

		December 31, 2008		December 31, 2007
			Estimated		Estimated
	Face Amount	Cost	Fair Value	Cost	Fair Value

CASH AND CASH EQUIVALENTS — Percentage of Net Assets			13.0%		7.4%
Federal Home Loan Bank, 0 coupon bond, January, 2009	$1,000,000	$1,000,000	$1,000,000	$2,065,813	$2,065,813
Federal Home Loan Bank, 0 coupon bond, January, 2009	4,446,932	4,446,932	4,446,932	4,998,313	4,998,313
Federal Home Loan Bank, 0 coupon bond, January, 2009	1,999,985	1,999,985	1,999,985	9,997,633	9,997,633
Federal Home Loan Bank, 0 coupon bond, February, 2009	18,831,977	18,831,977	18,831,977	—	—

Total Cash Equivalents		26,278,894	26,278,894	17,061,759	17,061,759

Cash		1,457,626	1,457,626	1,154,112	1,154,112

Total Cash and Cash Equivalents		$27,736,520	$27,736,520	$18,215,871	$18,215,871

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 1: Organization
On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), Pruco Life Insurance Company (“Pruco Life”), and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”). The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey. The Partners may make additional daily cash contributions to or withdrawals from the Partnership in accordance with the provisions of the Partnership Agreement.
The Partnership’s policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.
The per share net asset value of the Partnership’s shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated fair value of its assets, principally as described in Notes 2A, 2B and 2C below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A, 2B and 2C below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.
Shares of the Partnership are held by The Prudential Variable Contract Real Property Account, Pruco Life Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account (the “Real Property Accounts”) and may be purchased and sold at the then current per share net asset value of the Partnership’s net assets. Per share net asset value is calculated by dividing the net asset value of net assets of the Partnership as determined above by the number of shares outstanding. A contract owner participates in the Partnership through interests in the Real Property Accounts.
PREI® is the real estate advisory unit of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc. (“PFI”). PREI provides investment advisory services to the Partnership’s partners pursuant to the terms of the Advisory Agreement as described in Note 12.
Note 2: Summary of Significant Accounting Policies
A.	Basis of Presentation — The accompanying consolidated financial statements of the Partnership have been presented on the fair value basis of accounting in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements of Partnership include wholly owned entities, and those real estate partnerships in which the Partnership has a controlling interest. All significant inter-company balances and transactions have been eliminated in consolidation.

B.	Management’s Use of Estimates in the Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 2: Summary of Significant Accounting Policies (continued)
C.	Accounting Pronouncements Adopted — The Partnership adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 as of January 1, 2007. This interpretation prescribes a comprehensive model for how a Partnership should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Partnership has taken or expects to take on a tax return. The adoption of FIN 48 had no effect to the financial position and result of operations of the Partnership.

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

SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Partnership adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008, however, the Partnership did not make a fair value option election for its existing debt. The adoption of SFAS No. 157 and SFAS No. 159 did not have any effect on the Partnership’s consolidated financial position and results of operations. Please refer to Notes 2D and 5 for details.

D.	Real Estate Investments — Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PIM, which is an indirectly owned subsidiary of PFI, is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 2: Summary of Significant Accounting Policies (continued)
D.	Real Estate Investments (continued)

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market.

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; real estate investments are classified as Level 3 (see Note 5 for detail) under SFAS 157 fair value hierarchy.

Unconsolidated real estate partnerships and preferred equity investments are carried at fair value and are generally valued at the Partnership’s equity in net assets as reflected in the partnerships’ financial statements with properties valued as described above. Under the equity method, the investment is initially recorded at the original investment amount, plus or minus additional amounts invested or distributed, and is subsequently adjusted for the Partnership’s share of undistributed earnings or losses, including unrealized appreciation and depreciation, from the partnership.

As described above, the estimated fair value of real estate and real estate related assets is determined through an appraisal process. There continues to be significant disruptions in the global capital, credit and real estate markets. These disruptions have led to, among other things, a significant decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a significant contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2008 and December 31, 2007.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 2: Summary of Significant Accounting Policies (continued)
E.	Cash and Cash Equivalents — Cash and cash equivalent are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at fair value.

F.	Other Assets — Restricted cash of $207,343 and $186,736 was maintained by the wholly owned and consolidated properties at December 31, 2008 and 2007, respectively, for tenant security deposits and is included in Other Assets on the Consolidated Statements of Assets and Liabilities. Other assets also include tenant receivables and are net of allowance for uncollectible accounts of $1,028,539 and $39,764 at December 31, 2008 and 2007, respectively.

G.	Investment Level Debt — Investment level debt is generally stated at the principal amount of the obligations outstanding, except for debt assumed. At times the Partnership may assume debt in connection with the purchase of real estate. For debt assumed, the Partnership allocates a portion of the purchase price to the below/above market debt and amortizes the premium/discount over the remaining life of the debt. Deferred financing costs related to debt were capitalized and amortized over the terms of the related obligations.

H.	Revenue and Expense Recognition — Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Operating expenses are recognized as incurred. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate investments are stated at estimated fair value, net income is not reduced by depreciation or amortization expense. Interest expenses are accrued periodically based on the contractual interest rate and terms of the loans, which approximates the effective interest method. Interest expenses are included in Net Investment Income in the Statement of Operations.

I.	Equity in Income of Real Estate Partnerships — Equity in income of real estate partnerships represents the Partnership’s share of the current year’s partnership income as provided for under the terms of the partnership agreements. As is the case with real estate investments, partnerships’ net income are not reduced by depreciation or amortization expense. Frequency of distribution of income is determined by formal agreements or by the executive committee of the partnership. Any cash in excess of the amount of income generated from the underlying joint venture is treated as a return of the Partnership’s equity investment.

J.	Federal Income Taxes — The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 2: Summary of Significant Accounting Policies (continued)
K.	New Accounting Pronouncements — FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. In December 2003, FASB issued a revised interpretation of FIN 46 (“FIN 46-R”) that supersedes FIN 46. FIN 46-R defers the effective date for applying the provisions of FIN 46 for those companies currently accounting for their investments in accordance with the AICPA Audit and Accounting Guide, “Audits of Investment Companies” (the “Audit Guide”). The FASB is currently considering modifying FIN 46-R to provide an exception for companies that apply the Audit Guide. The Partnership is awaiting further guidance from the FASB in order to evaluate the extent in which, if any, its investments may need to be consolidated as a result of this FIN 46-R.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the Audit Guide. SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a Staff Position indefinitely deferring the effective date.

In December 2007, FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an Amendment to ARB No. 51” (“SFAS 160”). SFAS 141R expands the definition of a business and redefines the acquisition date in a merger and acquisition transaction. It significantly modifies the existing SFAS 141, including changes to acquisition related contingent consideration, pre-acquisition contingencies, non-controlling interest, restructuring costs, in-process R&D, goodwill and partial acquisition. SFAS 160 requires the non-controlling interest to be reported as a separate component of equity. It also changes the allocation of losses and accounting in step acquisitions. The provisions in SFAS 160 should be applied prospectively except for the presentation and disclosure requirements, which are required retrospectively for all periods presented. SFAS 141R and SFAS 160 are effective for the acquisitions closing after the first annual reporting period beginning after December 15, 2008. The Partnership is currently reviewing the provisions in SFAS 141R and SFAS 160, and no significant impact is expected from the adoption.
Note 3: Reclassification
Certain prior period balances have been reclassified to conform with current period presentation. Such reclassifications had no effect on previously reported net assets.
Note 4: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity
Cash paid for interest during the years ended December 31, 2008, 2007 and 2006, was $1,878,870, $1,746,115 and $1,806,320, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 5: Fair Value Measurements
Fair Value Measurements:
SFAS 157 establishes a fair value measurement framework, provides a single definition of fair value and requires expanded disclosure summarizing fair value measurements. This statement provides a three-level hierarchy based on the inputs used in the valuation process. The level in the fair values hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows;
Level 1 — Fair values is based on unadjusted quoted prices inactive markets that are accessible to the company for identical assets or liabilities. These generally provide the most reliable evidence and should be used tom measure fair value whenever available.
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
Please refer to Note 2D for discussion of valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 5: Fair Value Measurements (continued)
Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.
Table 1
(in 000’s)
Fair value measurements at December 31, 2008 using

	Amounts	Quoted prices in
	measured at	active markets for	Significant other	Significant
	fair value	identical assets	observable	unobservable inputs
Assets:	12/31/2008	(level 1)	inputs (level 2)	(level 3)

Real estate and improvements	$221,196	$—	$—	$221,196
Real estate partnerships and preferred equity investments	11,797	—	—	11,797

Total	$232,993	$—	$—	$232,993

As required under SFAS 157, table 2 below present a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008.
Table 2
(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)

		Real estate and
		partnerships and
	Real estate and	preferred equity
	improvements	investments	Total

Beginning balance @ 1/1/08	$254,394	$14,524	$268,918

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(43,134)	(2,527)	(45,661)
Equity income (losses)/interest income	—	994	994
Acquisitions/issuances/contributions	9,936	—	9,936
Dispositions/settlements/distributions	—	(1,194)	(1,194)

Ending balance @ 12/31/08	$221,196	$11,797	$232,993

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(43,134)	$(2,527)	$(45,661)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 6: Investment Level Debt
Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/08		As of 12/31/07	As of 12/31/08
		(Unaudited)
		Partnership’s
	100% Principal	Share of	100% Principal
	Balance	Principal Balance	Balance	Interest	Maturity
	Outstanding	Outstanding[1]	Outstanding	Rate[2,3]	Date	Terms[4]

Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$7,284	$7,284	$7,778	6.75%	2018	PP, P&I
Ocean City, MD	15,044	12,105	6,847	Libor +225	2010	I
Raleigh, NC	9,000	9,000	8,750	DMBS +142	2013	I
Atlanta, GA	8,746	8,746	8,747	4.90%	2009	PP, P&I
Unamortized Premium (Discount)	(26)	—	—

Total	$40,048	$37,135	$32,122

1.	Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2008. It does not represent the Partnership’s legal obligation.

2.	The Partnership’s weighted average interest rate was 5.78% and 6.14% at December 31, 2008 and 2007, respectively. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.

3.	At December 31, 2008, the 30 day LIBOR is .43625% and the DMBS is 3.28%.

4.	Loan Terms PP=Prepayment penalties applicable to loan, I=Interest only, P&I=Principal and Interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 6: Investment Level Debt (continued)
As of December 31, 2008 principal amounts of mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2009	$9,277
2010	15,609
2011	604
2012	646
2013	9,463
Thereafter	4,475

Total Principal Balance Outstanding	$40,074
Premium (Discount)	(26)

Principal Balance Outstanding, net of premium (discount)	$40,048

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated fair value of $84.7 million.
Based on borrowing rates available to the Partnership at December 31, 2008 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $40 million, and a carrying value of $40 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.
Note 7: Financing, Covenant, and Repayment Risks:
In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2008, the Partnership had no outstanding matured loans.
A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.
In the event the Partnership’s current investment obligations are not refinanced or extended when they become due and/or the Partnership is required to repay such borrowings and obligations, management anticipates that the repayment of these obligations, will be provided by operating cash flow, new debt refinancing, and real estate investment sales.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 8: Significant Transactions
During 2008, the Partnership did not have any significant transactions in excess of $10 million.
Note 9: Concentration of Risk on Real Estate Investments
Concentration of risk on real estate investments represents the risk associated with investments that are concentrated in certain geographic regions and industries. The Partnership mitigates this risk by diversifying its investments in various regions and different types of real estate investments. Please refer to the Schedule of Investments for the Partnership’s diversification on the types of real estate investments.
At December 31, 2008, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established NCREIF regions is as follows:

	Estimated
	Fair Value
Region	(in 000’s)	Region %
East North Central	$11,485	4.93%
Mideast	103,704	44.51%
Mountain	1,408	0.60%
Northeast	243	0.10%
Pacific	29,774	12.78%
Southeast	58,602	25.15%
Southwest	27,731	11.90%
West North Central	46	0.02%

Total	$232,993	100.00%

The allocations above are based on (1) 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures, and (2) the estimated fair value of the Partnership’s net equity in non-consolidated ventures and preferred equity investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
For Years Ended December 31, 2008, 2007, and 2006
Note 10: Leasing Activity
     The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2009 to March 31, 2025. At December 31, 2008, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)
2009	$12,990
2010	11,774
2011	9,239
2012	6,833
2013	5,387
Thereafter	21,735

Total	$67,958

Note 11: Commitments and Contingencies
In 1986, Prudential committed to fund up to $100 million to enable the Partnership to acquire real estate investments. Contributions to the Partnership under this commitment have been utilized for property acquisitions, and were to be returned to Prudential on an ongoing basis from contract owners’ net contributions and other available cash. The amount of the commitment has been reduced by $10 million for every $100 million in current value net assets of the Partnership. As of December 31, 2008, the cost basis of Prudential’s equity interest in the Partnership under this commitment (held through the Real Property Accounts) was $44.2 million. Prudential terminated this commitment on December 31, 2002.
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.
Note 12: Related Party Transactions
Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2008, 2007 and 2006 management fees incurred by the Partnership were $3.4 million, $3.4 million and $3.1 million, for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2008, 2007, and 2006 were $53,630, $53,630 and $146,930; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.
During the years ended December 31, 2008, 2007 and 2006, the Partnership made the following distributions to the Partners:

Year Ended December 31,	(000’s)
2008	$—
2007	$—
2006	$6,000

Note 13: Financial Highlights

	For The Twelve Months Ended December 31,
	2008	2007	2006	2005	2004
Per Share(Unit) Operating Performance:
Net Asset Value, beginning of period	$36.55	$33.87	$29.59	$26.15	$24.66
Income From Investment Operations:
Net investment income, before management fee	2.15	2.37	2.07	1.67	1.44
Investment Management fee	(0.51)	(0.50)	(0.45)	(0.40)	(0.36)
Net realized and unrealized gain (loss) on investments	(6.54)	0.81	2.66	2.17	0.41

Net Increase in Net Assets Resulting from Operations	(4.90)	2.68	4.28	3.44	1.49

Net Asset Value, end of period	$31.65	$36.55	$33.87	$29.59	$26.15

Total Return, before Management Fee:	-12.14%	9.44%	16.03%	14.76%	7.61%
Total Return, after Management Fee (a):	-13.40%	7.91%	14.46%	13.15%	6.06%
Ratios/Supplemental Data:
Net Assets, end of period (in millions)	$214	$247	$229	$205	$187
Ratios to average net assets for the year ended (b):
Total Portfolio Level Expenses	1.44%	1.55%	1.51%	1.46%	1.43%
Net Investment Income, before Management Fee	5.87%	6.76%	6.58%	4.89%	5.76%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:
          Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions — Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

		THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
		SCHEDULE III — REAL ESTATE OWNED: PROPERTIES
		DECEMBER 31, 2008
					Gross Amount at Which
		Initial Costs to the Partnership		Costs	Carried at Close of Year
				Capitalized
	Encumbrances		Building &	Subsequent to		Building &	2008		Year of	Date
Description	at 12/31/08	Land	Improvements	Acquisition	Land	Improvements	Sales	Total	Construction	Acquired

Properties:

Office Building
Lisle, IL	None	1,780,000	15,743,881	7,694,896	1,949,206	23,269,571		25,218,777	1985	Apr., 1988

Garden Apartments
Atlanta, GA	8,746,000	3,631,212	11,168,904	5,010,802 (b)	4,937,369	14,873,549		19,810,918	1987	Apr., 1988

Retail Shopping Center
Roswell, GA	None	9,454,622	21,513,677	6,925,296	11,135,593	26,758,002		37,893,595	1988	Jan., 1989

Garden Apartments
Raleigh, NC	8,973,520 (c)	1,623,146	14,135,553	674,845	1,785,544	14,648,000		16,433,544	1995	Jun., 1995

Hotel
Portland, OR	—	1,500,000	6,508,729	2,303,859	1,500,000	8,812,588		10,312,588	1989	Dec., 2003

Office Building
Nashville, TN	None	1,797,000	6,588,451	3,675,530	1,855,339	10,205,642		12,060,981	1982	Oct., 1995

Office Building
Beaverton, OR	None	816,415	9,897,307	1,799,263	845,887	11,667,098		12,512,985	1995	Dec., 1996

Office Complex
Brentwood, TN	None	2,425,000	7,063,755	2,900,452	2,463,601	9,925,606		12,389,207	1987	Oct., 1997

Retail Shopping Center
Hampton, VA	7,284,195	2,339,100	12,767,956	3,003,760	4,839,418	13,271,398		18,110,816	1998	May, 2001

Retail Shopping Center
Westminster, MD	—	3,031,735	9,326,605	2,686,381	3,031,735	12,012,986		15,044,721	2005	June, 2006

Retail Shopping Center
Ocean City, MD	15,044,112	1,517,099	8,495,039	13,258,876	1,517,099	21,753,915		23,271,014	1986	Nov., 2002

Garden Apartments
Austin, TX	—	2,577,097	20,125,169	30,097	2,577,097	20,155,266		22,732,363	2007	May, 2007

Retail Shopping Center
Dunn, NC	None	586,500	5,372,344	407,923	586,500	5,780,267		6,366,767	1984	Aug., 2007

Garden Apartments
Charlotte, NC	—	1,350,000	12,184,750	115,188	1,350,000	12,299,938		13,649,938	1998	Sep., 2007

	40,047,827	34,428,926	160,892,120	50,487,168	40,374,388	205,433,826	—	245,808,214

			2008	2007	2006

(a	)	Balance at beginning of year	236,466,116	199,124,056	183,767,148
		Additions:
		Acquistions	—	42,218,143	12,358,340
		Improvements, etc.	9,936,151	3,179,960	2,998,568
		Reclass of other real estate investments	—	3,232,337	—
		Deletions:
		Sale	—	(11,288,380)	—

		Write off of uncollectible interest receivable	(594,053)	—	—

		Balance at end of year	245,808,214	236,466,116	199,124,056

(b	)	Net of $1,000,000 settlement received from lawsuit.

(c	)	Net of an unamortized discount of $26,480