Form 10-Q
period 2010-06-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2010-08-13
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on form 10-Q for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

June 30, 2010 and December 31, 2009

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$89,965,781	$91,924,435

Net Assets	$89,965,781	$91,924,435

NET ASSETS, representing:
Equity of contract owners	$60,370,793	$59,966,463
Equity of Pruco Life Insurance Company	29,594,988	31,957,972

	$89,965,781	$91,924,435

Units outstanding	39,287,025	41,109,968

Portfolio shares held	3,386,301	3,552,566
Portfolio net asset value per share	$26.57	$25.88

STATEMENTS OF OPERATIONS
For the three and six month periods ended June 30, 2010 and 2009

	1/1/2010-6/30/2010 (unaudited)	1/1/2009-6/30/2009 (unaudited)	4/1/2010-6/30/2010 (unaudited)	4/1/2009-6/30/2009 (unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$2,169,205	$1,932,966	$1,160,171	$784,177

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	177,919	211,220	89,053	99,470

NET INVESTMENT INCOME	1,991,286	1,721,746	1,071,118	684,707

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	203,629	(17,042,795)	1,791,429	(5,385,543)
Net realized gain (loss) on sale of investments in Partnership	0	(2,451,483)	0	(189,105)

NET GAIN (LOSS) ON INVESTMENTS	203,629	(19,494,278)	1,791,429	(5,574,648)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,194,915	$(17,772,532)	$2,862,547	$(4,889,941)

STATEMENTS OF CHANGES IN NET ASSETS
For the three and six month periods ended June 30, 2010 and 2009

	1/1/2010-6/30/2010 (unaudited)	1/1/2009-6/30/2009 (unaudited)	4/1/2010-6/30/2010 (unaudited)	4/1/2009-6/30/2009 (unaudited)
OPERATIONS
Net investment income	$1,991,286	$1,721,746	$1,071,118	$684,707
Net change in unrealized gain (loss) on investments in Partnership	203,629	(17,042,795)	1,791,429	(5,385,543)
Net realized gain (loss) on sale of investments in Partnership	0	(2,451,483)	0	(189,105)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	2,194,915	(17,772,532)	2,862,547	(4,889,941)

CAPITAL TRANSACTIONS
Net (withdrawals) by contract owners	(995,112)	(2,481,822)	(461,277)	(1,171,917)
Net contributions (withdrawals) by Pruco Life Insurance Company	(3,158,457)	(1,884,698)	(3,781,158)	(3,306,353)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(4,153,569)	(4,366,520)	(4,242,435)	(4,478,270)

TOTAL INCREASE (DECREASE) IN NET ASSETS	(1,958,654)	(22,139,052)	(1,379,888)	(9,368,211)

NET ASSETS
Beginning of period	91,924,435	117,828,835	91,345,669	105,057,994

End of period	$89,965,781	$95,689,783	89,965,781	95,689,783

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2010

(Unaudited)

Note 1: General

Pruco Life Variable Contract Real Property Account (the “Account”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life” or the “Company”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Variable Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

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

The interim financial data as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

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

In April 2009, the FASB issued additional guidance for interim disclosures about fair value of financial instruments requiring for interim reporting periods of publicly traded companies disclosures similar to those already required in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Account adopted this guidance within the interim period ending June 30, 2009.

In June 2009, the FASB launched its Accounting Standards Codification (the “Codification), as the sole source of authoritative U.S. GAAP to be applied by nongovernmental entities. The Codification generally does not change the existing rules of U.S. GAAP but rather makes it easier to find and research U.S. GAAP applicable to a particular transaction or specific accounting issue. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics and aggregates them in four common accounting areas. Topics within each category are further broken down into subtopics, sections and paragraphs. Accounting standards that are included in the Codification will be considered authoritative whereas those that are not included will be deemed non-authoritative. As a result, there are two levels of U.S. GAAP, authoritative and non-authoritative. The Codification is effective for financial statements that cover the interim and annual periods ending after September 15, 2009 and has impacted the way the Account references U.S. GAAP accounting standards in the financial statements.

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which effective for interim and annual reporting periods beginning after December 15, 2010. The Account adopted effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 9.

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At June 30, 2010 and December 31, 2009 the Account’s interest in the Partnership was 54.8% or 3,386,301 shares and 55.0% or 3,552,566 shares respectively. Properties owned by the Partnership are illiquid and based on estimated fair value as discussed in the notes to the Partnership’s unaudited financial statements.

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

Also a deferred sales charge is imposed upon the withdrawals of certain purchase payments to compensate Pruco Life for sales and other marketing expenses for SPVA and SPVL. The amount of any sales charge will depend on the amount withdrawn and the number of contract years that have elapsed since the contract owner or annuitant made the purchase payments deemed to be withdrawn. In general, a reduced sales charge may be imposed in connection with the withdrawal of a purchase payment to effect an annuity if less than six contract years have elapsed since the contract date. This deferred sales charge is assessed through the redemption of units.

E. Partial Withdrawal Charge

A charge is imposed by Pruco Life on partial withdrawals of the cash surrender value for VAL. A charge equal to the lesser of $15 or 2% will be made in connection with each partial withdrawal of the cash surrender value of a contract. This charge is assessed through the redemption of units.

F. Annual Maintenance Charge

An annual maintenance charge, applicable to SPVA and SPVL, of $30 will be deducted if and only if the contract fund is less than $10,000 on a contract anniversary or at the time a full withdrawal is effected. The charge is made by reducing accumulation units credited to a contract owner’s account.

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

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the three and six month periods ended June 30, 2010 and 2009, were as follows:

Three Months Ended June 30,

(Unaudited)

	2010	2009
VAL	$(432,022)	$(1,114,731)
VLI	(24,338)	(31,560)
SPVA	(5,564)	(196)
SPVL	647	(25,431)

TOTAL	$(461,277)	$(1,171,918)

Six Months Ended June 30,

(Unaudited)

	2010	2009
VAL	$(812,045)	$(2,289,789)
VLI	(34,321)	(111,107)
SPVA	(5,799)	(418)
SPVL	(142,947)	(80,508)

TOTAL	$(995,112)	$(2,481,822)

Note 6: Partnership Distributions

For the six months ended June 30, 2010, the Partnership made a distribution of $7.5 million. The Pruco Life Account’s share of this distribution was $4.3 million. For the year ended December 31, 2009, the Partnership made a distribution of $8 million. The Pruco Life Account’s share of this distribution was $4.6 million.

Note 7: Unit Information

Outstanding units and unit values at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Units Outstanding:	39,287,025	41,109,968
Unit Value:	1.97973 to 2.44650	1.94013 to 2.38693

Note 8: Financial Highlights

The range of total return for the three and six month periods ended June 30, 2010 and 2009, were as follows:

	Three Months Ended June 30,
	(Unaudited)
	2010	2009
Total Return	3.00% to 3.23%	-4.86% to -4.64%

	Six Months Ended June 30,
	(Unaudited)
	2010	2009
Total Return	2.04% to 2.50%	-15.43% to -15.05%

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

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid generally based on estimated fair value from property appraisal reports prepared by independent real estate appraisers within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter as discussed in the notes to the Partnership’s unaudited financial statements.

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

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. During the three and six months ended June 30, 2010, there were no transfers between Level 1 and Level 2.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at June 30, 2010
Assets:	Amounts Measured at Fair Value 06/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$89,966	$—	$—	$89,966

Total Assets	$89,966	$—	$—	$89,966

	($ in 000’s) Fair Value Measurements at December 31, 2009
Assets:	Amounts Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$91,924	$—	$—	$91,924

Total Assets	$91,924	$—	$—	$91,924

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2010 and June 30, 2009.

Table 2:

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the six months ending June 30, 2010 (Level 3)

Beginning balance @ 01/01/10	$91,924

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$204
Net Investment Income from Partnership operations	$2,169
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(4,331)
Equity losses	—
Distributions	—

Ending balance @ 06/30/10	$89,966

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date	$204

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the six months ending June 30, 2009 (Level 3)

Beginning balance @ 01/01/09	$117,829

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(19,494)
Net Investment Income from Partnership operations	$1,933
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(4,578)
Equity losses	—
Distributions	—

Ending balance @ 06/30/09	$95,690

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date	$(19,494)

Table 2:

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the three months ending June 30, 2010 (Level 3)

Beginning balance @ 04/01/10	$91,346

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$1,791
Net Investment Income from Partnership operations	$1,160
Acquisition/Additions	—
Equity Income	—
Contributions	$—
Disposition/Settlements	$(4,331)
Equity losses	—
Distributions	—

Ending balance @ 06/30/10	$89,966

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date	$1,791

($ in 000’s) Fair Value Measurements Using Significant Unobservable Inputs for the three months ending June 30, 2009 (Level 3)

Beginning balance @ 04/01/09	$105,058

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	$(5,574)
Net Investment Income from Partnership operations	$784
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	$(4,578)
Equity losses	—
Distributions	—

Ending balance @ 06/30/09	$95,690

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in (realized\unrealized) gains or losses relating to assets still held at the reporting date	$(5,574)

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 06/30/2010 - $213,210,544; 12/31/2009 -$211,091,543)	$168,017,634	$167,100,000
Real estate partnerships and preferred equity investment (cost: 06/30/2010 - $14,199,948; 12/31/2009 - $14,238,698)	11,862,940	10,044,510

Total real estate investments	$179,880,574	$177,144,510

CASH AND CASH EQUIVALENTS	19,477,071	24,522,159

OTHER ASSETS, NET	3,204,197	2,629,989

Total assets	$202,561,842	$204,296,658

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 6/30/10 $4,293; 12/31/09 $1,830)	$30,930,548	$30,824,899

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	3,745,695	2,541,198

DUE TO AFFILIATES	583,699	603,101

OTHER LIABILITIES	885,706	1,025,279

Total liabilities	36,145,648	34,994,477

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	164,027,789	167,204,272

NONCONTROLLING INTEREST	2,388,405	2,097,909

	166,416,194	169,302,181

Total liabilities and partners’ equity	$202,561,842	$204,296,658

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	6,173,987	6,461,874

SHARE VALUE AT END OF PERIOD	$26.57	$25.88

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
INVESTMENT INCOME:
Revenue from real estate and improvements	$11,975,084	$13,312,107	$6,157,118	$6,459,211
Equity in income of real estate partnerships	500,985	521,717	251,876	250,274
Interest on short-term investments	12,103	20,689	6,250	9,942

Total investment income	12,488,172	13,854,513	6,415,244	6,719,427

INVESTMENT EXPENSES:
Operating	3,087,757	3,443,652	1,527,985	1,679,901
Investment management fee	1,145,971	1,392,753	570,294	666,816
Real estate taxes	1,298,122	1,469,026	647,419	713,321
Administrative	2,347,207	2,610,603	1,182,337	1,379,919
Interest expense	504,050	892,857	250,375	432,123

Total investment expenses	8,383,107	9,808,891	4,178,410	4,872,080

NET INVESTMENT INCOME	4,105,065	4,045,622	2,236,834	1,847,347

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	—	9,655,626	—	9,655,626
Less: Cost of real estate investments sold	—	37,901,326	—	37,901,326

Gain (loss) realized from real estate investments sold	—	(28,245,700)	—	(28,245,700)

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	—	(23,793,594)	—	(27,901,326)

Net gain (loss) recognized on real estate investments sold	—	(4,452,106)	—	(344,374)

Unrealized gain (loss) on investments held:
Change in unrealized gain (loss) on real estate investments held	655,813	(33,297,850)	3,399,611	(11,077,508)

Net unrealized gain (loss) on real estate investments held	655,813	(33,297,850)	3,399,611	(11,077,508)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON REAL ESTATE INVESTMENTS	655,813	(37,749,956)	3,399,611	(11,421,882)

Increase (decrease) in net assets resulting from operations	$4,760,878	$(33,704,334)	$5,636,445	$(9,574,535)

Amounts attributable to noncontrolling interest:
Net investment income attributable to noncontrolling interest	156,831	535,189	123,964	422,735
Net unrealized gain (loss) attributable to noncontrolling interest	280,530	(2,354,395)	136,227	(1,299,779)

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$437,361	$(1,819,206)	$260,191	$(877,044)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	3,948,234	3,510,433	2,112,870	1,424,612
Net realized gain (loss) attributable to general partners’ controlling interest	—	(4,452,106)	—	(344,374)
Net unrealized gain (loss) attributable to general partners’ controlling interest	375,283	(30,943,455)	3,263,384	(9,777,729)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$4,323,517	$(31,885,128)	$5,376,254	$(8,697,491)

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ended June 30,
	2010			2009
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income	$3,948,234	$156,831	$4,105,065	$3,510,433	$535,189	$4,045,622
Net realized and unrealized gain (loss) from real estate investments	375,283	280,530	655,813	(35,395,561)	(2,354,395)	(37,749,956)

Increase (decrease) in net assets resulting from operations	4,323,517	437,361	4,760,878	(31,885,128)	(1,819,206)	(33,704,334)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Withdrawals	(7,500,000)	—	(7,500,000)	(8,000,000)	—	(8,000,000)
Contributions from noncontrolling interest	—	—	—	—	15,000	15,000
Distributions to noncontrolling interest	—	(146,865)	(146,865)	—	(191,506)	(191,506)

Increase (decrease) in net assets resulting from capital transactions	(7,500,000)	(146,865)	(7,646,865)	(8,000,000)	(176,506)	(8,176,506)

INCREASE (DECREASE) IN NET ASSETS	(3,176,483)	290,496	(2,885,987)	(39,885,128)	(1,995,712)	(41,880,840)

NET ASSETS - Beginning of period	167,204,272	2,097,909	169,302,181	213,938,308	4,924,263	218,862,571

NET ASSETS - End of period	$164,027,789	$2,388,405	$166,416,194	$174,053,180	$2,928,551	$176,981,731

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$4,760,878	$(33,704,334)
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(655,813)	37,749,956
Amortization of discount on investment level debt	(2,463)	2,944
Amortization of deferred financing costs	26,378	28,427
Distributions in excess of (less than) equity in income of real estate partnerships’ operations	38,750	17,766
Bad debt expense	23,728	44,809
(Increase) decrease in:
Other assets	(624,313)	215,448
Increase (decrease) in:
Accounts payable and accrued expenses	435,314	(622,218)
Due to affiliates	(19,402)	(171,372)
Other liabilities	(139,573)	(133,468)

Net cash flows provided by (used in) operating activities	3,843,484	3,427,958

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	9,655,626
Additions to real estate and improvements	(1,349,818)	(669,578)

Net cash flows provided by (used in) investing activities	(1,349,818)	8,986,048

CASH FLOWS FROM FINANCING ACTIVITIES:
Withdrawals	(7,500,000)	(8,000,000)
Proceeds from investment level debt	429,328	—
Principal payments on investment level debt	(321,216)	(233,065)
Contributions from noncontrolling interest	—	15,000
Distributions to noncontrolling interest	(146,866)	(191,506)

Net cash flows provided by (used in) financing activities	(7,538,754)	(8,409,571)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,045,088)	4,004,435

CASH AND CASH EQUIVALENTS - Beginning of period	24,522,159	27,736,520

CASH AND CASH EQUIVALENTS - End of period	$19,477,071	$31,740,955

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

Property Name	June 30, 2010 Ownership	City, State	2010 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	June 30, 2010 (unaudited)		December 31, 2009
				Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,241,721	$7,100,000	$26,186,415	$6,700,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	12,771,908	6,900,000	12,625,626	8,500,000
Westpark	WO	Nashville, TN	97,199	14,386,519	10,367,633	13,019,181	8,700,000
Financial Plaza	WO	Brentwood, TN	98,049	12,567,735	9,700,000	12,564,614	9,700,000

		Offices % as of 6/30/10	21%	65,967,883	34,067,633	64,395,836	33,600,000

APARTMENTS
Brookwood Apartments	WO	Atlanta, GA	240 Units	20,314,384	16,750,000	20,210,830	14,500,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,630,095	15,000,000	16,512,970	15,000,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,818,724	21,500,000	22,815,992	21,000,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,806,171	9,200,000	13,746,940	9,200,000

		Apartments % as of 6/30/10	38%	73,569,374	62,450,000	73,286,732	59,700,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,147,368	16,300,000	18,136,399	18,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,533,520	25,300,000	23,311,878	24,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,065,068	13,200,000	15,044,877	13,900,000
CARS Preferred Equity	PE	Various	N/A	14,199,948	11,862,941	14,238,698	10,044,510
Harnett Crossing	CJV	Dunn, NC	193,235	6,239,524	3,200,000	6,237,926	3,200,000

		Retail % as of 6/30/10	43%	77,185,428	69,862,941	76,969,778	70,344,510

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,687,807	13,500,000	10,677,895	13,500,000

		Hotel % as of 6/30/10	8%	10,687,807	13,500,000	10,677,895	13,500,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 6/30/10			110%	$227,410,492	$179,880,574	$225,330,241	$177,144,510

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

PE - Preferred equity investment

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		June 30, 2010 (unaudited)		December 31, 2009
	Face Amount	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest			11.9%		14.7%

Federal Home Loan Bank, 0 coupon bond, July 1, 2010	$7,343,000	$7,343,000	$7,343,000	$2,999,184	$2,999,184
Federal Home Loan Bank, 0 coupon bond, September 8, 2010	9,503,000	9,500,177	9,500,177	9,997,769	9,997,769
Federal Home Loan Bank, 0 coupon bond, April 23, 2010	—	—	—	2,999,267	2,999,267
Federal Home Loan Bank, 0 coupon bond, March, 2010	—	—	—	1,999,660	1,999,660

Total Cash Equivalents		16,843,177	16,843,177	17,995,880	17,995,880

Cash		2,633,894	2,633,894	6,526,279	6,526,279

Total Cash and Cash Equivalents		$19,477,071	$19,477,071	$24,522,159	$24,522,159

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2010 and December 31, 2009

Note 1: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America that are applicable to real estate investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the audited consolidated financial statements and notes of the partnership for the year ended December 31, 2009. The Partnership has evaluated subsequent events through August 13, 2010, the date these financial statements were available to be issued.

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

June 30, 2010 and December 31, 2009

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

In April 2009, the FASB issued additional guidance for interim disclosures about fair value of financial instruments requiring for interim reporting periods of publicly traded companies disclosures similar to those already required in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Partnership adopted this guidance within the interim period ending June 30, 2009.

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

June 30, 2010 and December 31, 2009

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

In January 2010, the FASB issued updated guidance that requires new fair value disclosures significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 3.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the six months ended June 30, 2010 and June 30, 2009, was $477,673, and $864,429, respectively.

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

June 30, 2010 and December 31, 2009

Note 3: Fair Value Measurements (continued)

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

During the three and six months ended June 30, 2010, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2010 and December 31, 2009

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s) Fair value measurements at June 30, 2010 using
	Cost at 6/30/10	Amounts measured at fair value 6/30/10	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Real estate and improvements	$213,211	$168,018	$—	$—	$168,018
Real estate partnerships and preferred equity investment	14,200	11,863	—	—	11,863

Total	$227,411	$179,881	$—	$—	$179,881

		(in 000’s) Fair value measurements at December 31, 2009 using
	Cost at 12/31/09	Amounts measured at fair value 12/31/2009	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Assets:
Real estate and improvements	$211,092	$167,100	$—	$—	$167,100
Real estate partnerships and preferred equity investment	14,239	10,045	—	—	10,045

Total	$225,331	$177,145	$—	$—	$177,145

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2010 and December 31, 2009

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2010 and June 30, 2009.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ending June 30, 2010

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/10	$167,100	$10,045	$177,145

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(1,201)	1,857	656
Equity income (losses)/interest income	—	501	501
Acquisitions, issuances and contributions	2,119	—	2,119
Dispositions, settlements and distributions	—	(540)	(540)

Ending balance @ 6/30/10	$168,018	$11,863	$179,881

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(1,201)	$1,857	$656

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ending June 30, 2009

(Level 3)

	Real estate and improvements	Real estate and partnerships and preferred equity investments	Total

Beginning balance @ 1/1/09	$221,196	$11,797	$232,993

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(36,460)	(1,290)	(37,750)

Equity income (losses)/interest income	—	522	522
Acquisitions, issuances and contributions	1,119	—	1,119
Dispositions, settlements and distributions	(9,655)	(540)	(10,195)

Ending balance @ 6/30/09	$176,200	$10,489	$186,689

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(36,460)	$(1,290)	$(37,750)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2010 and December 31, 2009

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s )

Fair value measurements using significant unobservable inputs for the three months ending June 30, 2010

(Level 3)

	Real estate and improvements	Real estate partnerships and preferred equity investments	Total

Beginning balance @ 4/1/10	$165,400	$10,312	$175,712

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,828	1,571	3,399

Equity income (losses)/interest income	—	252	252
Acquisitions, issuances and contributions	790	—	790
Dispositions, settlements and distributions	—	(272)	(272)

Ending balance @ 6/30/10	$168,018	$11,863	$179,881

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,828	$1,571	$3,399

(in 000’s )

Fair value measurements using significant unobservable inputs for the three months ending June 30, 2009

(Level 3)

	Real estate and improvements	Real estate partnerships and preferred equity investments	Total

Beginning balance @ 4/1/09	$196,500	$10,611	$207,111

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(11,322)	(100)	(11,422)

Equity income (losses)/interest income	—	251	251
Acquisitions, issuances and contributions	677	—	677
Dispositions, settlements and distributions	(9,655)	(273)	(9,928)

Ending balance @ 6/30/09	$176,200	$10,489	$186,689

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(10,978)	$(100)	$(11,078)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2010 and December 31, 2009

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

Based on borrowing rates available to the Partnership at June 30, 2010 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $31 million, and a carrying value of $31 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 5: Risk

A. Valuation Risk

Recent disruptions in the global capital, credit and real estate markets have led to, among other things, decline in the volume of transaction activity, in the fair value of many real estate and real estate related investments, and a contraction in short-term and long-term debt and equity funding sources. The decline in liquidity and prices of real estate and real estate related investments, as well as the availability of observable transaction data and inputs, may have made it more difficult to determine the fair value of such investments. As a result, these estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of June 30, 2010 and December 31, 2009.

B. Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2010 the Partnership had no outstanding matured loans.

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

June 30, 2010 and December 31, 2009

Note 6: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership's management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 7: Related Party Transactions

Pursuant to an investment management agreement, Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial Inc., charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the periods ended June 30, 2010 and June 30, 2009, management fees incurred by the Partnership were $1,145,971 and $1,392,753, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the six months ended June 30, 2010 and June 30, 2009, were $26,814 and $26,814, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2010 and December 31, 2009

Note 8: Financial Highlights

	For The Six Months Ended June 30,
	2010	2009	2008	2007	2006
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$25.88	$31.65	$36.55	$33.87	$29.59
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	0.80	0.73	1.15	1.08	0.94
Investment Management fee attributable to general partners’ controlling interest	(0.17)	(0.20)	(0.26)	(0.24)	(0.22)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.06	(5.24)	(0.19)	0.96	1.86

Net Increase in Net Assets Resulting from Operations attributable to general partners’ controlling interest	0.69	(4.71)	0.70	1.80	2.58

Net Asset Value attributable to general partners’ controlling interest, end of period	$26.57	$26.94	$37.25	$35.67	$32.17

Total Return attributable to general partners’ controlling interest, before Management Fee:	3.28%	-14.27%	2.63%	6.05%	9.49%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	2.66%	-14.89%	1.92%	5.32%	8.73%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$164	$174	$252	$241	$223
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	0.82%	0.69%	0.72%	0.77%	0.73%
Net Investment Income, before Management Fee	3.06%	2.42%	3.14%	3.19%	3.13%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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

(a) Liquidity and Capital Resources

As of June 30, 2010, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $19.5 million, a decrease of approximately $5.0 million from $24.5 million at December 31, 2009. The decrease was primarily due to distributions made to the Partners and capital expenditures to existing properties. Partially offsetting this decrease was cash flow from operating activities. Sources of liquidity included net cash flow from property operations and interest from short-term investments. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2010, approximately 9.6% of the Partnership’s total assets consisted of cash and cash equivalents.

The Partnership has signed a Letter of Intent for the sale of an apartment property in Atlanta, Georgia for gross proceeds of approximately $17.3 million. The sale is expected to close during the third quarter. During the three months ended June 30, 2010, the Partnership made distributions to its Partners totaling $7.5 million.

During the six months ended June 30, 2010, the Partnership spent approximately $2.1 million on capital improvements to various existing properties. Approximately $1.4 million was associated with tenant improvements and capital upgrades at the office property in Nashville, Tennessee; approximately $0.1 million funded interior upgrades at the office property in Beaverton, Oregon; and approximately $0.2 million contributed to tenant improvements and exterior upgrades at the retail property in Ocean City, Maryland. Finally, $0.4 million was associated with minor capital improvements and transaction costs associated with leasing expenses of various other properties.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the six and three-month periods ended June 30, 2010 and 2009.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the six months ended June 30, 2010 was approximately $3.9 million, an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily attributable to a $0.4 million increase in the apartment sector investments’ net investment income from the prior year period. Additionally the retail and hotel sector investments’ net investment incomes each increased approximately $0.1 million from the prior year period, while other net investment loss attributable to the general partners’ controlling interest decreased approximately $0.3 million over the same period. Partially offsetting these increases was a decrease in the office sectors investments’ net investment income attributable to the general partners’ controlling interest of approximately $0.5 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended June 30, 2010 was approximately $2.1 million, an increase of approximately $0.7 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily attributable to the $0.4 million, $0.2 million, and $0.1 million increases in the retail, apartment, and hotel sector investments’ net investment income from the prior year period, respectively. Additionally other net investment loss attributable to the general partners’ controlling interest declined approximately $0.2 million from the prior year period. Partially offsetting this increase was a decrease in the office sector investments’ net investment income attributable to the general partners’ controlling interest of approximately $0.2 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.4 million for the six months ended June 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $30.9 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the six months ended June 30, 2010 was due to a $2.5 million valuation increase in the apartment sector investments. This increase was partially offset by property valuation declines of $1.1 million and $1.0 million in the office and retail sector investments, respectively.

The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.3 million for the quarter ended June 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.8 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the quarter ended June 30, 2010 was attributable to property valuation increases in the apartment and retail sector investments of approximately $2.6 million and $0.6 million, respectively. The components of these valuation changes are discussed below by investment type. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and recognized and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the six and three-month periods ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net Investment Income:

Office properties	$1,060,795	$1,555,381	$494,339	$729,130
Apartment properties	1,705,532	1,290,928	872,228	691,006
Retail properties	2,301,443	2,162,411	1,225,691	815,584
Hotel property	230,911	155,789	201,181	92,084
Other (including interest income, investment mgt fee, etc.)	(1,350,447)	(1,654,076)	(680,569)	(903,192)

Total Net Investment Income	$3,948,234	$3,510,433	$2,112,870	$1,424,612

Net Recognized Gain (Loss) on Real Estate Investments:

Retail properties	—	(4,452,106)	—	(344,374)

Net Recognized Gain (Loss) on Real Estate Investments	—	(4,452,106)	—	(344,374)

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(1,104,412)	(11,540,712)	25,825	(5,344,863)
Apartment properties	2,467,358	(9,524,636)	2,599,163	(1,102,203)
Retail properties	(979,734)	(7,407,778)	643,810	(2,355,885)
Hotel property	(7,929)	(2,470,329)	(5,414)	(974,778)

Net Unrealized Gain (Loss) on Real Estate Investments	375,283	(30,943,455)	3,263,384	(9,777,729)

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$375,283	($35,395,561)	$3,263,384	($10,122,103)

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Lisle, IL	$149,368	$45,775	$344,694	$(2,296,931)	48%	32%
Brentwood, TN	(224,119)	352,985	300,296	(4,492,174)	68%	70%
Beaverton, OR	547,969	604,307	(1,746,281)	(2,030,265)	88%	88%
Brentwood, TN	587,577	552,314	(3,121)	(2,721,342)	100%	100%

	$1,060,795	$1,555,381	$(1,104,412)	$(11,540,712)

Three Months Ended June 30,
Property
Lisle, IL	$96,342	$(23,610)	$(4,865)	$(1,243,316)
Brentwood, TN	(106,485)	175,550	789,871	(1,850,863)
Beaverton, OR	230,536	306,822	(759,181)	(630,265)
Brentwood, TN	273,946	270,368	—	(1,620,419)

	$494,339	$729,130	$25,825	$(5,344,863)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $1.1 million for the six months ended June 30, 2010, a decrease of approximately $0.5 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.5 million for the quarter ended June 30, 2010, a decrease of approximately $0.2 million from the prior year period. The decreases for the six and three-month periods ended June 30, 2010 were primarily caused by (a) decreased rental income at one of the properties in Brentwood, Tennessee due to free rent given to the building’s largest tenant as part of a renewal of the tenant’s lease; and (b) decreased rental income at the property in Beaverton, Oregon caused by free rent given to a new full-floor tenant. Partially offsetting this decrease was an increase in rental income at the property in Lisle, Illinois due to the completion of the free rent period for one of the building’s larger tenants.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million during the six months ended June 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $11.5 million for the prior year period. The net unrealized loss attributable to the general partner’s controlling interest for the six months ended June 30, 2010 was primarily due to a $1.7 million valuation decline at the property in Beaverton, Oregon based on decreased market and contract rent because of a new full-floor tenant paying a lower rent than the previous tenant.

The office properties owned by the Partnership recorded approximately no net unrealized gain or loss attributable to the general partners’ controlling interest during the quarter ended June 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $5.3 million for the prior year period.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Atlanta, GA	$411,036	$239,987	$2,146,446	$(1,942,370)	94%	95%
Raleigh, NC	390,092	107,122	(117,126)	(1,630,774)	97%	94%
Austin, TX	607,011	670,958	497,268	(5,083,628)	92%	94%
Charlotte, NC	297,393	272,861	(59,230)	(867,864)	95%	89%

	$1,705,532	$1,290,928	$2,467,358	$(9,524,636)

Three Months Ended June 30,
Property
Atlanta, GA	$208,526	$123,970	$2,034,184	$(173,793)
Raleigh, NC	200,082	106,134	97,262	(9,676)
Austin, TX	296,033	328,970	497,908	(880,000)
Charlotte, NC	167,587	131,932	(30,191)	(38,734)

	$872,228	$691,006	$2,599,163	$(1,102,203)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $1.7 million for the six months ended June 30, 2010, an increase of approximately $0.4 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.9 million for the quarter ended June 30, 2010, an increase of approximately $0.2 million from the prior year period. The increases in net investment income attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2010 were primarily due to the write-off of accrued receivables at the property in Raleigh, North Carolina in the prior year period and decreased concessions and average vacancy at the property in Atlanta, Georgia caused by increased demand.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.5 million for the six months ended June 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $9.5 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the six month period ended June 30, 2010 was primarily due to a valuation increase at the property in Atlanta, Georgia attributable to a signed Letter of Intent to sell the property to a qualified buyer in the third quarter. Additionally, the property in Austin, Texas experienced a net unrealized gain attributable to the general partners’ controlling interest due to decreased investment rates and more favorable market leasing assumptions. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.6 million for the quarter ended June 30, 2010, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.1 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the quarter ended June 30, 2010 was primarily due to a valuation increase at the property in Atlanta, Georgia attributable to a signed Letter of Intent to sell the property to a qualified buyer in the third quarter. Additionally, the properties in Raleigh, North Carolina and Austin, Texas experienced net unrealized gains attributable to the general partners’ controlling interest due to decreased investment rates and more favorable market leasing assumptions.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Recognized & Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Roswell, GA (1)	$—	$233,759	$—	$(4,452,106)	N/A	N/A %
Kansas City, KS (2)	—	20,732	—	—	N/A	N/A
Hampton, VA	504,283	502,705	(2,310,969)	(1,813,256)	94%	89%
Ocean City, MD	564,567	566,769	210,442	(1,506,885)	96%	95%
Westminster, MD	593,106	609,053	(720,192)	(2,800,120)	100%	100%
Dunn, NC (3)	142,523	(267,016)	(16,194)	2,683	36%	34%
CARS Preferred Equity	496,964	496,409	1,857,179	(1,290,200)	N/A	N/A

	$2,301,443	$2,162,411	$(979,734)	$(11,859,884)

Three Months Ended June 30,
Property
Roswell, GA (1)	$—	$24,499	$—	$(344,374)
Kansas City, KS (2)	—	(1,602)	—	—
Hampton, VA	271,704	239,955	(400,169)	(408,513)
Ocean City, MD	321,393	285,788	99,487	(768,138)
Westminster, MD	311,335	315,238	(619,558)	(1,100,120)
Dunn, NC(3)	71,404	(298,005)	(7,410)	20,586
CARS Preferred Equity	249,855	249,711	1,571,460	(99,700)

	$1,225,691	$815,584	$643,810	$(2,700,259)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009.
(2)	The Kansas City, Kansas retail property was sold on June 29, 2007 but certain post-closing adjustments were recognized during the six months ended June 30, 2009.
(3)	A portion of the Dunn, North Carolina retail property was sold on November 12, 2009.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $2.3 million for the six months ended June 30, 2010, an increase of approximately $0.1 million from the prior year period. Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.2 million for the quarter ended June 30, 2010, an increase of approximately $0.4 million from the prior year period. The increases in net investment income attributable to the general partners’ controlling interest for the six and three-month periods ended June 30, 2010 were largely due to an approximately $0.2 million reconciliation of a loss previously misallocated to the partner at the retail property in Dunn, North Carolina during the prior year period. This increase was partially offset by the loss of income related to the disposition of the Roswell, Georgia retail property in the prior year period.

Recognized and Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.0 million for the six months ended June 30, 2010, compared with a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $11.9 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the six month period ended June 30, 2010 was primarily due to net unrealized losses attributable to the general partners’ controlling interest of $2.3 million and $0.7 million at the properties in Hampton, Virginia and Westminster, Maryland, respectively, caused by the near-term potential of large tenants vacating. This loss was partially offset by a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.9 million in the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment due to a reduction in the expected remaining term of the investment, effectively increasing the probability of repayment.

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.6 million for the quarter ended June 30, 2010, compared with a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $2.7 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the quarter ended June 30, 2010 was primarily due to a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million in the Capital Automotive Real Estate Services, or “CARS”, preferred equity investment due to a reduction in the expected remaining term of the investment, effectively increasing the probability of repayment. This gain was partially offset by net unrealized losses attributable to the general partners’ controlling interest of $0.4 million and $0.6 million at the properties in Hampton, Virginia and Westminster, Maryland, respectively, caused by the near-term potential of large tenants vacating.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2010	Net Investment Income/(Loss) 2009	Unrealized Gain/(Loss) 2010	Unrealized Gain/(Loss) 2009	Occupancy 2010	Occupancy 2009
Property
Lake Oswego, OR	$230,911	$155,789	$(7,929)	$(2,470,329)	67%	64%

Three Months Ended June 30,
Property
Lake Oswego, OR	$201,181	$92,084	$(5,414)	$(974,778)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.2 million for the six months ended June 30, 2010, relatively unchanged from the prior year period.

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.2 million for the quarter ended June 30, 2010, an increase of approximately $0.1 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property for the three month period ended June 30, 2010 was largely due to improved cost savings in operations and increased average daily room rate and occupancy as a result of the strengthening hospitality market driven by increased business and vacation travel.

Unrealized Gain/(Loss)

The Partnership’s hotel property’s had no unrealized gain (loss) attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2010, compared with unrealized losses attributable to the general partners’ controlling interest of approximately $2.5 million and $1.0 for the prior year periods, respectively.

Other

Other net investment loss attributable to the general partners’ controlling interest decreased approximately $0.3 million over the prior year period for the six month period ended June 30, 2010. Other net investment loss attributable to the general partners’ controlling interest decreased approximately $0.2 million for the quarter ended June 30, 2010 over the prior year period. Other net investment includes interest income from short-term investments, investment management fees, and portfolio level expenses.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk - The general partner’s controlling interest exposure to market rate risk for changes in interest rates relates to approximately 30.73% of its investment portfolio as of June 30, 2010, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash and cash equivalents at June 30, 2010:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and Cash equivalents	0-3 months	$19.47	1.43%

The table below discloses the Partnership’s debt as of June 30, 2010. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2010	2011	2012	2013	2014	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Fixed Rate	$287	$604	$646	$691	$739	$3,511	$6,478	$6,698
Variable Rate	—	$15,457	—	$9,000	—	—	$24,457	$24,017
Premium/(Discount) on Investment Level Debt	($4)	—	—	—	—	—	($4)	—

Total Investment Level Debt	$283	$16,061	$646	$9,691	$739	$3,511	$30,931	$30,715

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, delinquencies could increase and result in losses to the Partnership and the Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e), occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject the Company, our parent and our affiliates to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally or impact our business, financial strength ratings, results of operations, cash flows or financial condition.

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial, Inc. will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority to impose capital requirements on Prudential Financial and its subsidiaries (including the Company) after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial, Inc.) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial, Inc. five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over Prudential Financial and its subsidiaries (including the Company) as to business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial, Inc. to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial, Inc. and/or its subsidiaries (including the Company) would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial, Inc. or a subsidiary (such as the Company) were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising, limitations or transactions with affiliates, management changes and asset sales; and, if the FRB and the Council determined Prudential Financial, Inc. (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. We cannot predict whether Prudential Financial, Inc. or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial, Inc. will become, as a savings and loan holding company (and if designated, as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial, Inc. has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause Prudential Financial, Inc. or a subsidiary (such as the Company) to alter business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in that could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

As a savings and loan holding company, Prudential Financial, Inc. and its subsidiaries will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended. The Council is to provide recommendations on the implementation of the Volcker Rule within six months of Dodd-Frank’s enactment, and the FRB is to promulgate regulations thereunder within nine months thereafter, and substantial uncertainty as to the rule’s application to our business may exist over this period. The rule becomes effective on the earlier of one year after adoption of regulations or two years after Dodd-Frank’s enactment, and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require us to materially alter our securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of our affiliate Prudential Global Funding, LLC (“PGF”), Prudential Financial, Inc. and its insurance subsidiaries (including the Company), which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the CFTC or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial, Inc. and PGF should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, clear centrally and post margin, potentially defeating PGF’s key function; if so, Prudential entities, including the Company, might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other insurance products might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) may be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial, Inc. – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial, Inc. subject to such a proceeding, the Company would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. We cannot predict how our creditors or creditors of Prudential Financial, Inc. or its other insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact the Company’s or its affiliates’ financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“BCFP”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the BCFP’s general jurisdiction, and broker-dealers and investment advisers are not subject to the BCFP’s jurisdiction when acting in their registered capacity. Retirement service providers (which may include certain of our affiliates) could become subject to the BCFP’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe that the Company and its affiliates offer a very limited number of products subject to BCFP regulation and the impact of Dodd-Frank on their operations in this regard should not be material; however, it is possible that the regulations promulgated by the BCFP will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect business practices of the Company and its affiliates and the liabilities and/or exposures associated therewith, including:

•

The SEC is to conduct a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e., a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

Dodd-Frank imposes various assessments on financial companies, including (as applicable to Prudential Financial, Inc. and its subsidiaries) ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial, Inc. and/or one of its subsidiaries (such as the Company) were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and the costs of the new regulation by the FRB. We are unable to estimate these costs at this time.

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

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: August 13, 2010	By:	/s/ Scott D. Kaplan
Scott D. Kaplan President and Director (Principal Executive Officer)