Form 10-Q
period 2011-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2011-11-14
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report Form 10-K for the year ended December 31, 2010, for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

September 30, 2011 and December 31, 2010

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$93,624,742	$90,195,199

Net Assets	$93,624,742	$90,195,199

NET ASSETS, representing:
Equity of contract owners	$67,722,445	$63,083,109
Equity of Pruco Life Insurance Company	25,902,297	27,112,090

	93,624,742	90,195,199

Units outstanding	34,886,788	36,961,820

Portfolio shares held	2,988,077	3,178,326
Portfolio net asset value per share	$31.33	$28.38

STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2011 and 2010

	1/1/2011-9/30/2011 (unaudited)	1/1/2010-9/30/2010 (unaudited)	7/1/2011-9/30/2011 (unaudited)	7/1/2010-9/30/2010 (unaudited)
INVESTMENT INCOME
Net investment income from Partnership operations	$3,370,530	$3,358,784	$1,091,500	$1,189,579

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	294,306	270,142	101,149	92,223

NET INVESTMENT INCOME	3,076,224	3,088,642	990,351	1,097,356

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	5,910,177	1,608,724	1,819,543	2,583,771
Net realized gain (loss) on sale of investments in Partnership	—	1,284,619	—	105,943

NET GAIN (LOSS) ON INVESTMENTS	5,910,177	2,893,343	1,819,543	2,689,714

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,986,401	$5,981,985	$2,809,894	$3,787,070

STATEMENTS OF CHANGES IN NET ASSETS

For the three and nine month periods ended September 30, 2011 and 2010

	1/1/2011-9/30/2011 (unaudited)	1/1/2010-9/30/2010 (unaudited)	7/1/2011-9/30/2011 (unaudited)	7/1/2010-9/30/2010 (unaudited)
OPERATIONS
Net investment income	$3,076,224	$3,088,642	$990,351	$1,097,356
Net change in unrealized gain (loss) on investments in Partnership	5,910,177	1,608,724	1,819,543	2,583,771
Net realized gain (loss) on sale of investments in Partnership	—	1,284,619	—	105,943

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	8,986,401	5,981,985	2,809,894	3,787,070

CAPITAL TRANSACTIONS
Net (withdrawals) by contract owners	(1,542,038)	(1,663,982)	(502,756)	(668,870)
Net contributions (withdrawals) by Pruco Life Insurance Company	(4,014,820)	(2,397,364)	(2,326,942)	761,093

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(5,556,858)	(4,061,346)	(2,829,698)	92,223

TOTAL INCREASE (DECREASE) IN NET ASSETS	3,429,543	1,920,639	(19,804)	3,879,293

NET ASSETS
Beginning of period	90,195,199	91,924,435	93,644,546	89,965,781

End of period	$93,624,742	$93,845,074	$93,624,742	$93,845,074

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2011

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

The Unaudited Interim Financial Statements as of September 30, 2011 and the condensed balance sheet as of December 31, 2010, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

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

September 30, 2011

(Unaudited)

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At September 30, 2011 and December 31, 2010 the Account’s interest in the General Partners Controlling Interest was as 54.4% or 2,988,077 shares and 54.7% or 3,178,326 shares. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

September 30, 2011

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

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the three and nine months ended September 30, 2011 and 2010 were as follows:

Three Months Ended September 30,
(Unaudited)
	2011	2010

VAL	$(463,086)	$(569,319)
VLI	(43,891)	(43,757)
SPVA	(21,762)	(233)
SPVL	25,983	(55,561)

TOTAL	$(502,756)	$(668,870)

Nine Months Ended September 30,
(Unaudited)
	2011	2010

VAL	$(1,504,477)	$(1,381,364)
VLI	(100,838)	(78,078)
SPVA	(42,180)	(6,032)
SPVL	105,457	(198,508)

TOTAL	$(1,542,038)	$(1,663,982)

Note 6: Partnership Distributions

For the nine months ended September 30, 2011, the Partnership made distributions of $5 million on May 31st and on September 26th. The Pruco Life Account’s share of these distributions was $2.9 million each. During the year ended December 31, 2010, the Partnership made distributions of $7.5 million on May 3, 2010 and $10 million on October 27, 2010. The Account’s share of these distributions was $4.3 and $5.8 million respectively.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2011

(Unaudited)

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Units Outstanding:	34,886,788	36,961,820
Unit Value:	2.29871 to 2.87268	2.10140 to 2.60866

Note 8: Financial Highlights

The range of total return for the three and nine month periods September 30, 2011 and 2010, were as follows:

	Three Months Ended
	September 30,
	(Unaudited)
	2011	2010
Total Return	2.79% to 3.02%	3.98% to 4.22%

	Nine Months Ended
	September 30,
	(Unaudited)
	2011	2010
Total Return	9.39% to 10.12%	6.11% to 6.82%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2011

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

September 30, 2011

(Unaudited)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s)
	Fair Value Measurements at September 30, 2011
Assets:	Amounts Measured at Fair Value 09/30/11	(Level 1)	(Level 2)	(Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$93,625	$—	$—	$93,625

	($ in 000’s)
	Fair Value Measurements at December 31, 2010
Assets:	Amounts Measured at Fair Value 12/31/2010	(Level 1)	(Level 2)	(Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$90,195	$—	$—	$90,195

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and September 30, 2010.

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the nine months ending September 30, 2011 (Level 3)

Beginning balance @ 01/01/11	$90,195

Total gains or losses (realized/unrealized)included in earnings (or changes in net assets) from Partnership operations	5,910
Net Investment Income from Partnership operations	3,371
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(5,851)

Ending balance @ 09/30/2011	$93,625

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date

$5,910

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the nine months ending September 30, 2010 (Level 3)

Beginning balance @ 01/01/10	$91,924

Total gains or losses (realized/unrealized)included in earnings (or changes in net assets) from Partnership operations	2,893
Net Investment Income from Partnership operations	3,359
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	(4,331)
Equity losses	—
Distributions	—

Ending balance @ 09/30/10	$93,845

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date

$1,609

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the nine months ending September 30, 2011 (Level 3)

Beginning balance @ 07/01/11	$93,645

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	1,820
Net Investment Income from Partnership operations	1,091
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(2,931)

Ending balance @ 09/30/2011	$93,625

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date

$1,820

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the nine months ending September 30, 2010 (Level 3)

Beginning balance @ 07/01/10	$89,966

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	2,690
Net Investment Income from Partnership operations	1,189
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	—

Ending balance @ 09/30/10	$93,845

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date

$2,584

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011 (Unaudited)	December 31.2010
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 09/30/2011 - $195,404,156; 12/31/2010-$194,140,941)	$170,600,000	$158,900,000
Preferred equity investment (cost: 09/30/2011 - $8,551,028; 12/31/2010 - $14,166,536)	8,225,460	12,591,448

Total real estate investments	178,825,460	171,491,448

CASH AND CASH EQUIVALENTS	31,914,472	28,881,784

OTHER ASSETS, NET	2,844,876	2,416,157

Total assets	$213,584,808	$202,789,389

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 9/30/11 $3,050; 12/31/10 $10,237)	$33,681,754	$30,565,616

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,654,002	2,870,545

DUE TO AFFILIATES	617,704	597,136

OTHER LIABILITIES	1,005,602	1,028,318

Total liabilities	37,959,062	35,061,615

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	172,021,556	165,027,953

NONCONTROLLING INTEREST	3,604,190	2,699,821

	175,625,746	167,727,774

Total liabilities and partners’ equity	$213,584,808	$202,789,389

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,490,148	5,815,305

SHARE VALUE AT END OF PERIOD	$31.33	$28.38

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2011	2010	2011	2010
INVESTMENT INCOME:

Revenue from real estate and improvements	$17,350,103	$18,269,329	$6,135,420	$6,294,246
Interest on preferred equity investment	923,815	755,630	183,477	254,645
Interest income	22,283	19,258	4,526	7,155

Total investment income	18,296,201	19,044,217	6,323,423	6,556,046

INVESTMENT EXPENSES:
Operating	4,553,048	4,685,582	1,588,940	1,597,825
Investment management fee	1,773,588	1,731,647	604,298	585,676
Real estate taxes	1,523,906	1,873,401	568,514	575,279
Administrative	3,032,161	3,566,912	1,094,623	1,219,705
Interest expense	973,182	753,613	391,415	249,563

Total investment expenses	11,855,885	12,611,155	4,247,790	4,228,048

NET INVESTMENT INCOME	6,440,316	6,433,062	2,075,633	2,327,998

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	—	16,981,750	—	16,981,750
Less: Cost of real estate investments sold	—	20,353,204	—	20,353,204

Gain (loss) realized from real estate investments sold	—	(3,371,454)	—	(3,371,454)
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	—	(5,710,830)	—	(3,564,384)

Net gain (loss) recognized on real estate investments sold	—	2,339,376	—	192,930

Change in unrealized gain (loss) on real estate investments held	11,686,305	3,268,807	3,719,468	4,759,439

NET REALIZED AND UNREALIZED GAIN (LOSS)	11,686,305	5,608,183	3,719,468	4,952,369

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,126,621	$12,041,245	$5,795,101	$7,280,367

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	265,734	316,497	73,346	159,665
Net realized and unrealized gain (loss) attributable to noncontrolling interest	867,284	328,410	384,592	47,879

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$1,133,018	$644,907	$457,938	$207,544

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	6,174,582	6,116,565	2,002,287	2,168,333
Net recognized gain (loss) attributable to general partners’ controlling interest	—	2,339,376	—	192,930
Net unrealized gain (loss) attributable to general partners’ controlling interest	10,819,021	2,940,397	3,334,876	4,711,560

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$16,993,603	$11,396,338	$5,337,163	$7,072,823

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Nine Months Ended September 30,
	2011			2010
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$6,174,582	$265,734	$6,440,316	$6,116,565	$316,497	$6,433,062
Net realized and unrealized gain (loss) from real estate investment	10,819,021	867,284	11,686,305	5,279,773	328,410	5,608,183

Increase (decrease) in net assets resulting from operations	16,993,603	1,133,018	18,126,621	11,396,338	644,907	12,041,245

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	(10,000,000)	—	(10,000,000)	(7,500,000)	—	(7,500,000)
Distributions to noncontrolling interest	—	(228,649)	(228,649)	—	(340,443)	(340,443)

Increase (decrease) in net assets resulting from capital transactions	(10,000,000)	(228,649)	(10,228,649)	(7,500,000)	(340,443)	(7,840,443)

INCREASE (DECREASE) IN NET ASSETS	6,993,603	904,369	7,897,972	3,896,338	304,464	4,200,802

NET ASSETS - Beginning of period	165,027,953	2,699,821	167,727,774	167,204,272	2,097,909	169,302,181

NET ASSETS - End of period	$172,021,556	$3,604,190	$175,625,746	$171,100,610	$2,402,373	$173,502,983

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$18,126,621	$12,041,245
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(11,686,305)	(5,608,183)
Amortization of discount on investment level debt	7,187	(1,355)
Amortization of deferred financing costs	25,785	35,173
(Increase) decrease in accrued interest included in preferred equity investment	(253,153)	56,938
Bad debt expense	49,306	133,156
(Increase) decrease in:
Other assets	(503,809)	(308,950)
Increase (decrease) in:
Accounts payable and accrued expenses	233,585	(39,619)
Due to affiliates	20,568	(4,019)
Other liabilities	(22,716)	43,283

Net cash flows provided by (used in) operating activities	5,997,069	6,347,669

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	16,981,750
Additions to real estate and improvements	(1,713,343)	(2,035,839)
Return of investment in preferred equity investment	5,868,661	—

Net cash flows provided by (used in) investing activities	4,155,318	14,945,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(10,000,000)	(7,500,000)
Proceeds from investment level debt	19,000,000	429,328
Principal payments on investment level debt	(15,891,050)	(499,501)
Distributions to noncontrolling interest	(228,649)	(340,443)

Net cash flows provided by (used in) financing activities	(7,119,699)	(7,910,616)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,032,688	13,382,964

CASH AND CASH EQUIVALENTS - Beginning of period	28,881,784	24,522,159

CASH AND CASH EQUIVALENTS - End of period	$31,914,472	$37,905,123

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011			2011 Total Rentable
Ownership			Square Feet	September 30,2011
			Unless Otherwise	(Unaudited)		December 31,2010
Property Name		City, State	Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,406,742	$7,200,000	$26,339,685	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	13,158,330	8,000,000	12,937,126	6,700,000
Westpark	WO	Brentwood, TN	97,199	14,879,780	12,900,000	14,585,669	10,400,000
Financial Plaza	WO	Brentwood, TN	98,049	12,835,638	10,700,000	12,854,615	9,500,000

	Offices % as of 9/30/11		23%	67,280,490	38,800,000	66,717,095	33,800,000

APARTMENTS
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,753,502	18,900,000	16,649,083	17,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,866,888	24,500,000	22,854,377	23,500,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	13,979,832	11,000,000	13,850,701	10,200,000

	Apartments % as of 9/30/11		31%	53,600,222	54,400,000	53,354,161	51,100,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,205,909	17,200,000	18,197,093	16,300,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,865,639	27,800,000	23,707,485	26,200,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,071,362	15,200,000	15,068,438	14,600,000
CARS Preferred Equity	PE	Various	N/A	8,551,028	8,225,460	14,166,536	12,591,448
Harnett Crossing	WO	Dunn, NC	193,325	6,418,202	3,300,000	6,239,696	3,300,000

	Retail % as of 9/30/11		42%	72,112,140	71,725,460	77,379,248	72,991,448

HOTEL
Portland Crown Plaza	CJV	Portland, OR	161 Rooms	10,962,332	13,900,000	10,856,973	13,600,000

	Hotel % as of 9/30/11		8%	10,962,332	13,900,000	10,856,973	13,600,000

Total Real Estate Investments as a Percentage of General Partners’ Controlling Interest as of 9/30/11			104%	$203,955,184	$178,825,460	$208,307,477	$171,491,448

	WO - Wholly Owned Investment

	CJV - Consolidated Joint Venture

	PE - Preferred equity investments

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		September 30, 2011 (Unaudited)			December 31, 2010
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value

CASH AND CASH EQUIVALENTS - Percentage of General Partners’ Controlling Interest				18.6%		17.5%

Federal Home Loan Bank, 0 coupon bond	$4,072,000	October, 2011	$4,072,000	$4,072,000	$8,181,000	$8,181,000
Federal Home Loan Bank, 0 coupon bond	12,000,000	January, 2012	11,997,090	11,997,090	4,999,740	4,999,740
Federal Home Loan Bank, 0 coupon bond	1,412,000	November, 2011	1,411,985	1,411,985	4,676,891	4,676,891
Federal Home Loan Bank, 0 coupon bond	10,000,000	December, 2011	9,998,355	9,998,355	9,997,022	9,997,022
Federal Home Loan Bank, 0 coupon bond	3,000,000	December, 2011	2,999,983	2,999,983	—	—

Total Cash Equivalents			30,479,413	30,479,413	27,854,653	27,854,653

Cash			1,435,059	1,435,059	1,027,131	1,027,131

Total Cash and Cash Equivalents			$31,914,472	$31,914,472	$28,881,784	$28,881,784

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation—The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2010. The Partnership has evaluated subsequent events through November 10, 2011, the date these financial statements were available to be issued.

B.	Accounting Pronouncements Adopted—In January 2010, the FASB issued updated guidance that requires new fair value disclosures for significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2009 on January 1, 2010. The Partnership adopted the guidance effective for interim and annual reporting periods beginning after December 15, 2010 on January 1, 2011. The required disclosures are provided in Note 3.

C.	New Accounting Pronouncement – In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Partnership expects this guidance to have a significant impact on its financial statement disclosures but limited, if any, impact on the Partnership’s consolidated financial position or results of operations.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the nine months ended September 30, 2011 and September 30, 2010, was $947,396, and $718,440 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market. The real estate investments consisting of real estate and improvements, and preferred equity investments are therefore classified as Level 3. See below for a description of the levels of fair value hierarchy.

Cash equivalents include short term investments. Short term investments include investments with a maturity date less than one year. Short term investments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. See below for a description of the levels of fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

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

During the nine months ended September 30, 2011 and 2010, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at September 30, 2011 using
Assets:	Cost at 9/30/11	Amounts measured at fair value 9/30/2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$195,404	$170,600	$—	$—	$170,600
Preferred equity investments	8,551	8,225	—	—	8,225
Cash equivalents	30,479	30,479	30,479	—	—

Total	$234,434	$209,304	$30,479	$—	$178,825

		(in 000’s)
		Fair value measurements at December 31, 2010 using
Assets:	Cost at 12/31/10	Amounts measured at fair value 12/31/2010	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$194,141	$158,900	$—	$—	$158,900
Preferred equity investments	14,167	12,591	—	—	12,591
Cash equivalents	27,855	27,855	27,855	—	—

Total	$236,163	$199,346	$27,855	$—	$171,491

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011 and September 30, 2010.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2011

(Level 3)

	Realestate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/11	$158,900	$12,591	$171,491
Net gains (losses) realized/unrealizedincluded in earnings (or changes in net assets)	10,437	1,249	11,686
Equity income (losses)/interest income	—	924	924
Acquisitions, issuances and contributions	1,263	—	1,263
Disposition, settlements and distributions	—	(6,539)	(6,539)

Ending balance @ 9/30/11	$170,600	$8,225	$178,825

Unrealized gains (losses) for the period relatingto level 3 assets still held at the reporting date	$10,437	$1,249	$11,686

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2010

(Level 3)

	Realestate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/10	$167,100	$10,045	$177,145
Net gains (losses) realized/unrealizedincluded in earnings (or changes in net assets)	3,227	2,381	5,608
Equity income (losses)/interest income	—	756	756
Acquisitions, issuances and contributions	2,455	—	2,455
Disposition, settlements and distributions	(16,982)	(813)	(17,795)

Ending balance @ 9/30/10	$155,800	$12,369	$168,169

Unrealized gains (losses) for the period relatingto level 3 assets still held at the reporting date	$887	$2,381	$3,268

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending September 30, 2011

(Level 3)

	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 7/1/11	$166,550	$8,130	$174,680

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	3,624	95	3,719
Equity income (losses)/interest income	—	183	183
Acquisitions, issuances and contributions	426	—	426
Disposition, settlements and distributions	—	(183)	(183)

Ending balance @ 9/30/11	$170,600	$8,225	$178,825

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$3,624	$95	$3,719

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending September 30, 2010

(Level 3)

	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 7/1/10	$168,018	$11,863	$179,881

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	4,429	524	4,953

Equity income (losses)/interest income	—	255	255
Purchases/issuances/settlements	335	—	335
Dispositions/settlements/distributions	(16,982)	(273)	(17,255)

Ending balance @ 9/30/10	$155,800	$12,369	$168,169

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$4,235	$524	$4,759

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

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

Based on borrowing rates available to the Partnership at September 30, 2011 for loans with similar terms and average maturities, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $32.7 million, and a carrying value (amortized cost) of $33.7 million. Different assumptions or changes in future market conditions could significantly affect estimated fair value.

Note 5: Risk

A. Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of September 30, 2011 and December 31, 2010.

B. Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2011 the Partnership had no outstanding matured loans.

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

September 30, 2011 and December 31, 2010

(Unaudited)

Note 5: Risk (continued)

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

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three and nine months ended September 30, 2011 and September 30, 2010, management fees incurred by the Partnership were $604,298 and $585,676, and $1,773,588 and $1,731,647, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three and nine months ended September 30, 2011 were $40,222 for both periods and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2011 and December 31, 2010

(Unaudited)

Note 8: Financial Highlights

	For The Nine Months Ended September 30,
	2011	2010	2009	2008	2007
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$28.38	$25.88	$31.65	$36.55	$33.87
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	1.38	1.24	1.09	1.55	1.71

Investment Management fee attributable to general partners’ controlling interest	(0.31)	(0.26)	(0.30)	(0.39)	(0.37)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	1.88	0.85	(6.73)	(1.31)	0.89

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	2.95	1.83	(5.94)	(0.15)	2.23

Net Asset Value attributable to general partners’ controlling interest, end of period	$31.33	$27.71	$25.71	$36.40	$36.10

Total Return attributable to general partners’ controlling interest, before Management Fee:	11.51%	8.11%	-17.85%	0.64%	7.70%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	10.39%	7.09%	-18.75%	-0.41%	6.58%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$172	$171	$166	$246	$244
Ratios to average net assets for the period ended (b):
Total Portfolio Level Expenses	1.26%	1.22%	1.23%	1.08%	1.15%
Net Investment Income, before Management Fee	4.68%	4.73%	3.76%	4.20%	5.02%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns w hich are calculated using the formula below :

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions – Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Real Property Account, or the “Account,” are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “Partners”.

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Financial Statements of the Account and the unaudited Consolidated Financial Statements of the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of September 30, 2011, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $31.9 million, an increase of approximately $3.0 million from $28.9 million at December 31, 2010. The increase was primarily due to the following activities: (1) net cash flow generated from property operations of $6.0 million; (2) the partial capital redemption of $5.9 million from the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment, and (3) net cash proceeds of $3.3 million generated from the refinancing of the loan on a retail property in Ocean City, Maryland. Partially offsetting this increase is the $10.3 million distribution to all the investors, $0.2 million of principal payments made on financed properties and $1.7 million paid for capital improvements. The $1.7 million payment for capital improvements included the following items: (1) $0.8 million for tenant improvements and leasing costs at the office properties in Brentwood, Tennessee; (2) $0.2 million for property and roof improvements at the retail property in Dunn, North Carolina; (3) $0.4 million for tenant improvements and leasing costs at the office property in Beaverton, Oregon and Ocean City, Maryland, and (4) $0.3 million for minor capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital redemptions, loan refinancings, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2011, approximately 14.9% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three month periods ended September 30, 2011 and 2010.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the nine months ended September 30, 2011 was approximately $6.2 million, an increase of approximately $0.1 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.3 million and $0.2 million in the retail and office sector investments’ net investment incomes from the prior year period, respectively. Partially offsetting these increases was a decrease of approximately $0.4 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector due to sale of a property. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the quarter ended September 30, 2011 was approximately $2.0 million, a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to decrease of $0.1 million in both the apartment and retail sector investments’ net investment incomes from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $10.8 million for the nine-month period ended September 30, 2011. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $2.9 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the nine-month period ended September 30, 2011 were due to valuation increases in all property sector investments. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $3.3 million for the three month period ended September 30, 2011. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $4.7 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three-month period ended September 30, 2011 were due to valuation increases in the apartment and office sectors. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and unrealized gains or losses attributable to the general partners’ controlling interest by investment type for the nine and three month periods ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net Investment Income:

Office properties	$1,795,162	$1,613,076	$583,520	$552,283
Apartment properties	2,110,501	2,501,323	708,266	795,792
Retail properties	3,731,890	3,463,010	1,041,663	1,161,568
Hotel property	646,255	550,247	397,893	319,334
Other (including interest income, investment mgt fee, etc.)	(2,109,226)	(2,011,091)	(729,055)	(660,644)

Total Net Investment Income	$6,174,582	$6,116,565	$2,002,287	$2,168,333

Net Realized Gain (Loss) on Real Estate Investments:

Apartment properties	—	2,339,376	—	192,930
Retail properties	—	—	—	—

Net Realized Gain (Loss) on Real Estate Investments	—	2,339,376	—	192,930

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	4,436,604	(1,836,857)	2,503,212	(732,444)
Apartment properties	3,053,940	3,786,674	1,263,906	3,465,762
Retail properties	3,158,682	1,029,209	(118,273)	2,008,941
Hotel property	169,795	(38,629)	(313,969)	(30,699)

Net Unrealized Gain (Loss) on Real Estate Investments	10,819,021	2,940,397	3,334,876	4,711,560

Net Realized and Unrealized Gain (Loss) on Real Estate Investments	$10,819,021	5,279,773	$3,334,876	4,904,490

Increase/(Decrease) in Net Assets	$16,993,603	$11,396,338	$5,337,163	$7,072,823

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Lisle, IL	$233,343	$294,699	$(67,058)	$314,207	55%	53%
Brentwood, TN	429,060	(219,304)	2,205,889	(190,400)	100%	68%
Beaverton, OR	297,168	691,108	1,078,796	(1,769,089)	88%	88%
Brentwood, TN	835,591	846,573	1,218,977	(191,575)	100%	100%

	$1,795,162	$1,613,076	$4,436,604	$(1,836,857)

Three Months Ended September 30,
Property
Lisle, IL	$93,684	$145,334	$(20,298)	$(30,487)
Brentwood, TN	203,397	4,814	512,206	(490,696)
Beaverton, OR	27,329	143,139	856,298	(22,808)
Brentwood, TN	259,110	258,996	1,155,006	(188,453)

	$583,520	$552,283	$2,503,212	$(732,444)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $1.8 million and $0.6 million for the nine and three months ended September 30, 2011, respectively, which represents increases of approximately $0.2 million and relatively no change from the prior year periods, respectively. The increase in net investment income attributable to the general partners’ controlling interest for the nine month period was primarily attributable to actual occupancy and rental rate increases from new and existing leases at one of the properties in Brentwood, Tennessee. Partially offsetting this increase was a decrease in rental income at the property in Beaverton, Oregon due to a rent concession given to the building’s largest tenant.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $4.4 million and $2.5 million for the nine and three months ended September 30, 2011, respectively, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $1.8 million and $0.7 million, respectively, from prior year periods. The net unrealized gains attributable to the general partners’ controlling interest for the nine and three months ended September 30, 2011 were primarily due to valuation gains at the properties in Brentwood, Tennessee and in Beaverton, Oregon based on lower investment rates, increased revenue due to the higher occupancy and rental rates, and a significant three year lease renewal at one of the properties in Brentwood, Tennessee. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Realized / Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Atlanta, GA (1)	$(5,515)	$610,210	$—	$2,339,376	N/A	N/A
Raleigh, NC	754,609	601,243	1,395,582	569,473	98%	96%
Austin, TX	933,254	874,775	987,489	2,297,268	98%	97%
Charlotte, NC	428,153	415,095	670,869	919,933	97%	94%

	$2,110,501	$2,501,323	$3,053,940	$6,126,050

Three Months Ended September 30,
Property
Atlanta, GA (1)	$(312)	$199,176	$—	$192,930
Raleigh, NC	253,151	211,151	789,849	686,599
Austin, TX	315,456	267,763	494,415	1,800,000
Charlotte, NC	139,971	117,702	(20,358)	979,163

	$708,266	$795,792	$1,263,906	$3,658,692

(1)	The Atlanta, Georgia property w as sold on September 29, 2010. The loss in 2011 is a result of post-closing adjustments.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $2.1 million and $0.7 million for the nine and three months ended September 30, 2011, respectively, which represents decreases of approximately $0.4 million and $0.1 million, respectively, from the prior year periods. The decreases were primarily due to lost revenue as a result of the disposition of the property in Atlanta, Georgia on September 29, 2010.

Realized/Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $3.0 million and $1.3 million for the nine and three months ended September 30, 2011, respectively, compared with net realized/unrealized gains attributable to the general partners’ controlling interest of approximately $6.1 million and $3.7 million for the prior year periods, respectively. The net unrealized gains attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2011 were generally due to valuation increases at each existing property as a result of decreased investment rates and more favorable market leasing assumptions. The realized gain for the nine and three months ended September 30, 2010 is due to the sale of the property in Atlanta, Georgia on September 29, 2010.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/(Loss) 2011	Unrealized Gain/(Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Roswell, GA(1)	$72,833	$—	$—	$—	N/A	N/A
Hampton, VA	771,687	736,320	891,184	(1,756,719)	96%	94%
Ocean City, MD	698,284	893,049	599,409	197,525	98%	99%
Westminster, MD	1,000,351	933,402	597,074	177,748	100%	100%
Dunn, NC	265,641	150,631	(178,506)	29,655	35%	35%
CARS Preferred Equity (2)	923,094	749,608	1,249,521	2,381,000	N/A	N/A

	$3,731,890	$3,463,010	$3,158,682	$1,029,209

Three Months Ended September 30,
Property
Roswell, GA(1)	$—	$—	$—	$—
Hampton, VA	275,110	232,037	(6,456)	554,250
Ocean City, MD	184,400	328,482	(181,529)	(12,917)
Westminster, MD	359,825	340,296	(599)	897,940
Dunn, NC	39,572	8,109	(24,929)	45,848
CARS Preferred Equity (2)	182,756	252,644	95,240	523,820

	$1,041,663	$1,161,568	$(118,273)	$2,008,941

(1)	The Roswelll, Georgia retail property was sold on May 1, 2009. The income in 2011 is a result of post-closing adjustments.

(2)	A portion of the CARS Preferred Equity position w as redeemed on March 11, 2011.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $3.7 million and $1.0 million for the nine and three months ended September 30, 2011, respectively, which represents an increase of approximately $0.3 million and a decrease of approximately $0.1 million, respectively, from the prior year periods. The increase in net investment income attributable to the general partners’ controlling interest for the nine month period ended September 30, 2011 was largely due to (a) the reconciliation of the interest rate at the CARS preferred equity investment resulting in a $0.3 million true up, (b) $0.1 million post-closing income from the sale of the property in Roswell, Georgia related to a tax reconciliation, and (c) increased interest expense as a result of refinancing at the property in Ocean City, Maryland. For the three month period ended September 30, 2011, the decrease in net investment income attributable to the general partners’ controlling interest was largely due to increased interest expense as a result of refinancing at the property in Ocean City, Maryland.

Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.2 million for the nine months ended September 30, 2011, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million for the prior year period. The net unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the three months ended September 30, 2011, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.0 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the nine month period ended September 30, 2011 were primarily due to (a) an increased valuation of the CARS preferred equity investment based on a reduction in the principal balance and expected remaining term of the investment, resulting in decreased risk and applied market investment rate; and (b) increased valuations of the properties in Hampton, Virginia; Ocean City, Maryland; and Westminster, Maryland, generally due to improved market leasing conditions and decreased investment rates. The net unrealized loss attributable to the general partners’ controlling interest for the three month period ended September 30, 2011 was primarily due to a reconciliation of the internal rate of return calculation for the property located in Ocean City, Maryland.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2011	Net Investment Income/(Loss) 2010	Unrealized Gain/ (Loss) 2011	Unrealized Gain/ (Loss) 2010	Occupancy 2011	Occupancy 2010
Property
Lake Oswego, OR	$646,255	$550,247	$169,795	$(38,629)	80%	77%

Three Months Ended September 30,
Property
Lake Oswego, OR	$397,893	$319,334	$(313,969)	$(30,699)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.6 million and $0.4 million for the nine and three months ended September 30, 2011, respectively, which has remained relatively unchanged from the prior periods due to a consistent level of occupancy and average daily rates at the hotel property.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the nine months ended September 30, 2011 and a net unrealized loss of $0.3 million for the three months ended September 30, 2011, compared with losses during the prior year periods. The unrealized gain attributable to the general partners’ controlling interest for the nine month period ended September 30, 2011 was primarily due to a valuation increase caused by an increase in projected occupancy, revenue per available room, and average daily rate at the property reflecting improvements in the overall hotel market. The unrealized loss attributable to the general partners’ controlling interest for the three month period ended September 30, 2011 was primarily due to increased investment rates as a result of a decline in investor interest in secondary and tertiary markets.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $2.1 million and $0.7 million for the nine and three month periods ended September 30, 2011, which remained relatively unchanged from the prior year periods, respectively.

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

New Accounting Pronouncement

See Note 1C to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Valuation of Investments

Real Estate Investments—Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market. The real estate investments consisting of real estate and improvements, and preferred equity investments are therefore classified as Level 3. See below for a description of he levels of fair value hierarchy.

Cash equivalents include short term investments. Short term investments are generally valued using unadjusted quote prices in active markets that are accessible for identical assets and are primarily classified as Level 1. See below for a description of the levels of fair value hierarchy.

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

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 37.30% of its investment portfolio as of September 30, 2011, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash equivalents at September 30, 2011:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash equivalents	0-3 months	$30.5	1.44%

The table below discloses the Partnership’s debt as of September 30, 2011. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%
Fixed Rate	$215	$892	$954	$1,016	$1,084	$20,523	$24,684	$23,963
Variable Rate	$0	—	$9,000	—	—	—	$9,000	$8,706
Premium/(Discount) on Investment Level Debt	$(3)	—	—	—	—	—	$(3)	—

Total Investment Level Debt	$212	$892	$9,954	$1,016	$1,084	$20,523	$33,681	$32,669

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: November 14, 2011	By:	/s/ Thomas Diemer
Thomas Diemer Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)