Form 10-Q
period 2012-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2012-05-11
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 033-08698

PRUCO LIFE INSURANCE COMPANY

in respect of

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Exact name of registrant as specified in its charter)

Arizona	22-1944557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

213 Washington Street

Newark, New Jersey 07102

(973) 802-6000

(Address and Telephone Number of Registrant’s Principal Executive Offices)

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; (15) interruption in telecommunication, information technology or other operation systems or failure to maintain the security, confidentially or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

March 31, 2012 and December 31, 2011

	March 31, 2012 (unaudited)	December 31, 2011

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$92,322,213	$93,491,282

Net Assets	$92,322,213	$93,491,282

NET ASSETS, representing:
Equity of contract owners	$70,011,245	$69,236,373
Equity of Pruco Life Insurance Company	22,310,968	24,254,909

	$92,322,213	$93,491,282

Units outstanding	32,852,350	33,860,393

Portfolio shares held	2,807,408	2,896,826
Portfolio net asset value per share	$32.88	$32.27

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2012 and 2011

	1/1/2012-3/31/2012 (unaudited)	1/1/2011-3/31/2011 (unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$1,019,415	$1,158,610

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	104,092	94,537

NET INVESTMENT INCOME	915,323	1,064,073

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS

Net change in unrealized gain on investments in Partnership	567,779	2,998,787
Net realized gain on sale of investments in Partnership	189,246	—

NET GAIN ON INVESTMENTS	757,025	2,998,787

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,672,348	$4,062,860

STATEMENTS OF CHANGES IN NET ASSETS

For the three months ended March 31, 2012 and 2011

	1/1/2012-3/31/2012 (unaudited)	1/1/2011-3/31/2011 (unaudited)

OPERATIONS
Net investment income	$915,323	$1,064,073

Net change in unrealized gain on investments in Partnership	567,779	2,998,787
Net realized gain on sale of investments in Partnership	189,246	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	1,672,348	4,062,860

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(429,483)	(518,949)
Net contributions (withdrawals) by Pruco Life Insurance Company	(2,411,934)	613,486

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,841,417)	94,537

TOTAL INCREASE (DECREASE) IN NET ASSETS	(1,169,069)	4,157,397

NET ASSETS
Beginning of period	93,491,282	90,195,199

End of period	$92,322,213	$94,352,596

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2012

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

The Unaudited Interim Financial Statements as of March 31, 2012 and the condensed balance sheet as of December 31, 2011, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Account’s Audited Financial Statements included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Adoption of Accounting Pronouncements

Effective January 1, 2012, the Account adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 9. Adoption of this guidance did not have a material effect on the Account’s consolidated financial position or results of operations.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2012

(Unaudited)

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At March 31, 2012 and December 31, 2011 the Account’s interest in the General Partners Controlling Interest was as 54.2% or 2,807,408 shares and 54.3% or 2,896,826 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

March 31, 2012

(Unaudited)

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

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31, (Unaudited)
	2012	2011
VAL	$(394,382)	$(547,317)
VLI	(22,272)	(19,333)
SPVA	(241)	(4,191)
SPVL	(12,588)	51,892

TOTAL	$(429,483)	$(518,949)

Note 6: Partnership Distributions

On March 28, 2012, the Partnership made a distribution of $5 million, the Account’s share of this distribution was $2.9 million. During the year ended December 31, 2011, the Partnership made distributions of $5 million each on May 31st, September 26th, and December 27th. The Account’s share of these distributions was $2.9 million each.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)

Units Outstanding:	32,852,350	33,860,393
Unit Value:	2.39776 to 3.00969	2.36048 to 2.95634

Note 8: Financial Highlights

The range of total return for the three months ended March 31, 2012 and December 31, 2011, were as follows:

	Three Months Ended March 31, (Unaudited)
	2012	2011
Total Return	1.58% to 1.80%	4.29% to 4.52%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2012

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

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2012

(Unaudited)

In general, the input values used in the appraisal process are unobservable; therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 3 Assets by Hierarchy

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s)
	Fair Value Measurements at March 31, 2012
Assets:	Amounts Measured at Fair Value 03/31/2012	(Level 1)	(Level 2)	(Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$92,322	$—	$—	$92,322

	($ in 000’s)
	Fair Value Measurements at December 31, 2011
Assets:	Amounts Measured at Fair Value 12/31/2011	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$93,491	$—	$—	$93,491

Quantitative Information Regarding Internally-Priced Level 3 Assets

The Account’s Level 3 assets consist of the investment in the Partnership which is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. The fair value of properties owned by the Partnership is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. Quantitative information on significant internally priced Level 3 assets are discussed in Note 3 of the Partnership’s unaudited financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2012

(Unaudited)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and March 31, 2011.

Table 2

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the three months ending March 31, 2012
(Level 3)
Beginning balance @ 01/01/12	$93,491

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	757
Net Investment Income from Partnership operations	1,019
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(2,945)

Ending balance @ 03/31/2012	$92,322

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$568

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the three months ending March 31, 2011
(Level 3)
Beginning balance @ 01/01/11	$90,195

Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	2,999
Net Investment Income from Partnership operations	1,159
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	—

Ending balance @ 03/31/11	$94,353

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2,999

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 3/31/2012 — $197,092,211; 12/31/2011 — $196,297,813)	$175,800,000	$174,533,231
Preferred equity investments (cost: 3/31/2012 — $0; 12/31/2011 — $8,554,984)	—	8,277,037

Total real estate investments	175,800,000	182,810,268

CASH AND CASH EQUIVALENTS	32,034,569	27,404,667

OTHER ASSETS, NET	2,828,159	2,765,427

Total assets	$210,662,728	$212,980,362

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 3/31/12 $1,982; 12/31/11 $4,956)	$33,248,226	$33,464,270

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,377,328	2,148,095

DUE TO AFFILIATES	608,896	612,946

OTHER LIABILITIES	839,515	952,223

Total liabilities	37,073,965	37,177,534

COMMITMENTS AND CONTINGENCIES (Note 6)

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	170,459,736	172,188,679

NONCONTROLLING INTEREST	3,129,027	3,614,149

Total equity	173,588,763	175,802,828

Total liabilities and equity	$210,662,728	$212,980,362

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,183,476	5,335,263

SHARE VALUE AT END OF PERIOD	$32.88	$32.27

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ending March 31,
	2012	2011
INVESTMENT INCOME:

Revenue from real estate and improvements	$5,867,289	$5,376,444
Equity in income on preferred equity investments	127,288	451,303
Interest income	2,333	9,132

Total investment income	5,996,910	5,836,879

INVESTMENT EXPENSES:
Operating	1,426,061	1,541,345
Investment management fee	595,490	574,103
Real estate taxes	595,909	381,495
Administrative	996,062	874,184
Interest expense	400,584	246,644

Total investment expenses	4,014,106	3,617,771

NET INVESTMENT INCOME	1,982,804	2,219,108

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	8,571,929	—
Less: Cost of real estate investments sold	8,501,116	—

Gain (loss) realized from real estate investments sold	70,813	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(277,947)	—

Net gain (loss) recognized on real estate investments sold	348,760	—

Change in unrealized gain (loss) on real estate investments held	472,371	6,213,920

NET REALIZED AND UNREALIZED GAIN (LOSS)	821,131	6,213,920

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,803,935	$8,433,028

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	104,130	99,227
Net unrealized gain (loss) attributable to noncontrolling interest	(571,252)	727,112

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$(467,122)	$826,339

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	1,878,674	2,119,881
Net recognized gain (loss) attributable to general partners’ controlling interest	348,760	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	1,043,623	5,486,808

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$3,271,057	$7,606,689

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Three Months Ending March 31,
	2012			2011
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$1,878,674	$104,130	$1,982,804	$2,119,881	$99,227	$2,219,108
Net realized and unrealized gain (loss) from real estate investments	1,392,383	(571,252)	821,131	5,486,808	727,112	6,213,920

Increase (decrease) in net assets resulting from operations	3,271,057	(467,122)	2,803,935	7,606,689	826,339	8,433,028

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	(5,000,000)	—	(5,000,000)	—	—	—
Distributions to noncontrolling interest	—	(18,000)	(18,000)	—	(79,907)	(79,907)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	(18,000)	(5,018,000)	—	(79,907)	(79,907)

INCREASE (DECREASE) IN NET ASSETS	(1,728,943)	(485,122)	(2,214,065)	7,606,689	746,432	8,353,121

NET ASSETS - Beginning of period	172,188,679	3,614,149	175,802,828	165,027,953	2,699,821	167,727,774

NET ASSETS - End of period	$170,459,736	$3,129,027	$173,588,763	$172,634,642	$3,446,253	$176,080,895

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$2,803,935	$8,433,028
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(821,131)	(6,213,920)
Amortization of discount on investment level debt	2,974	6,142
Amortization of deferred financing costs	10,767	8,797
(Increase) decrease in accrued interest included in preferred equity investment	53,868	(147,594)
Bad debt expense (Increase) decrease in:	22,415	(21,777)
Other assets	(95,914)	226,372
Increase (decrease) in:
Accounts payable and accrued expenses	481,517	(574,047)
Due to affiliates	(4,050)	(9,628)
Other liabilities	(112,708)	(88,029)

Net cash flows provided by (used in) operating activities	2,341,673	1,619,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	8,571,929	—
Additions to real estate and improvements	(1,046,682)	(249,881)
Return of investment in real estate partnerships	—	5,868,661

Net cash flows provided by (used in) investing activities	7,525,247	5,618,780

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	—
Principal payments on investment level debt	(219,018)	(183,159)
Distributions to noncontrolling interest	(18,000)	(79,907)

Net cash flows provided by (used in) financing activities	(5,237,018)	(263,066)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,629,902	6,975,058

CASH AND CASH EQUIVALENTS - Beginning of period	27,404,667	28,881,784

CASH AND CASH EQUIVALENTS - End of period	$32,034,569	$35,856,842

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

Property Name	March 31 2012 Owner- ship	City, State	2012 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	March 31,2012 (Unaudited)		December 31,2011
				Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,559,111	$7,400,000	$26,406,742	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,615,125	8,300,000	13,488,141	8,569,729
Westpark	WO	Brentwood, TN	97,199	15,144,132	13,700,000	15,144,132	13,363,502
Financial Plaza	WO	Brentwood, TN	98,049	12,950,174	10,600,000	12,950,174	10,700,000

	Offices % as of 3/31/12		23%	68,268,542	40,000,000	67,989,189	39,833,231
APARTMENTS
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	16,980,277	20,700,000	16,829,100	20,200,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,881,908	26,000,000	22,872,160	25,300,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,007,381	11,200,000	13,992,552	11,200,000

	Apartments % as of 3/31/12		34%	53,869,566	57,900,000	53,693,812	56,700,000
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,219,915	18,000,000	18,209,961	17,700,000
White Marlin Mall	CJV	Ocean City, MD	197,098	23,933,142	26,500,000	23,905,783	27,800,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,077,433	15,400,000	15,077,125	15,200,000
CARS Preferred Equity	PE	Various	N/A	—	—	8,554,984	8,277,037
Harnett Crossing	WO	Dunn, NC	193,325	6,715,513	3,300,000	6,429,474	3,300,000

	Retail % as of 3/31/12		37%	63,946,003	63,200,000	72,177,327	72,277,037
HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,008,100	14,700,000	10,992,469	14,000,000

	Hotel % as of 3/31/12		9%	11,008,100	14,700,000	10,992,469	14,000,000
Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 3/31/12			103%	$197,092,211	$175,800,000	$204,852,797	$182,810,268

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

PE - Preferred equity investments

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		March 31, 2012 (Unaudited)			December 31, 2011
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest			18.8%			15.9%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$5,615,000	April, 2012	$5,615,000	$5,615,000	$697,000	$697,000
Federal Home Loan Bank, 0 coupon bond	5,000,000	April, 2012	5,000,000	5,000,000	10,000,000	10,000,000
Federal Home Loan Bank, 0 coupon bond	15,000,000	April, 2012	15,000,000	15,000,000	15,999,413	15,999,413
Federal Home Loan Bank, 0 coupon bond	5,000,000	May, 2012	4,999,579	4,999,579	—	—

Total Cash Equivalents			30,614,579	30,614,579	26,696,413	26,696,413

Cash			1,419,990	1,419,990	708,254	708,254

Total Cash and Cash Equivalents			$32,034,569	$32,034,569	$27,404,667	$27,404,667

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2012

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2011. The Partnership has evaluated subsequent events through May 11, 2012, the date these financial statements were available to be issued.

B.	Accounting Pronouncements Adopted - In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and is applied prospectively. Effective January 1, 2012, the Partnership adopted this updated guidance regarding the fair value measurements and disclosure requirements. The expanded disclosures required by this guidance are included in Note 3. Adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the three months ended March 31, 2012 and March 31, 2011, was $389,817, and $237,848 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2012

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

March 31, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value Measurements:

FASB authoritative guidance on fair value measurements and disclosures establishes a fair value measurement framework, provides a single definition of fair value and requires expanded disclosure summarizing fair value measurements. This guidance provides a three-level hierarchy based on the inputs used in the valuation process. The levels in the fair value hierarchy within which the fair value measurements fall are determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

During the three months ended March 31, 2012 and 2011, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s) Fair value measurements at March 31, 2012 using
Assets:	Cost at 03/31/12	Amounts measured at fair value 03/31/2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$197,092	$175,800	$—	$—	$175,800
Cash equivalents	30,615	30,615	30,615	—	—

Total	$227,707	$206,415	$30,615	$—	$175,800

		(in 000’s) Fair value measurements at December 31, 2011 using
Assets:	Cost at 12/31/11	Amounts measured at fair value 12/31/2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$196,298	$174,533	$—	$—	$174,533
Preferred equity investments	8,555	8,277	—	—	8,277
Cash equivalents	26,696	26,696	26,696	—	—

Total	$231,549	$209,506	$26,696	$—	$182,810

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2012 and March 31, 2011.

Table 2

	(in 000’s) Fair value measurements using significant unobservable inputs (Level 3)

	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/12	$174,533	$8,277	$182,810

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	472	349	821
Equity income (losses)/interest income	—	127	127
Acquisitions, issuances and contributions	795	—	795
Disposition, settlements and distributions	—	(8,753)	(8,753)

Ending balance @ 3/31/12	$175,800	$—	$175,800

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$472	$—	$472

	(in 000’s) Fair value measurements using significant unobservable inputs (Level 3)

	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/11	$158,900	$12,591	$171,491

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	5,250	964	6,214
Equity income (losses)/interest income	—	451	451
Acquisitions, issuances and contributions	250	—	250
Disposition, settlements and distributions	—	(6,172)	(6,172)

Ending balance @ 3/31/11	$164,400	$7,834	$172,234

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$5,250	$964	$6,214

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of March 31, 2012
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$57,900	3	Third party appraisal’s discounted cash flow	Exit capitalization rate	6.00% - 6.25% (6.14%)
				Discount rate	7.25% - 8.00% (7.66%)
Hotel	14,700	1	Third party appraisal’s discounted cash flow	Exit capitalization rate	9.25% (9.25%)
				Discount rate	11.50% (11.50%)
Office	40,000	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	8.00% - 9.00% (8.64%)
				Discount rate	8.75% - 10.00% (9.17%)
Retail	63,200	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	8.00% - 9.50% (8.22%)
				Discount rate	8.50% - 10.50% (8.92%)

	$175,800

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $33.3 million, and a carrying value (amortized cost) of $33.3 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the contract, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in the determining the fair value on investment level debt are unobservable, therefore would be considered as level 3 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2012

(Unaudited)

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of March 31, 2012 and December 31, 2011.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2012 the Partnership had no outstanding matured loans.

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the periods ended March 31, 2012 and March 31, 2011, management fees incurred by the Partnership were $595,490 and $574,103, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2012 and March 31, 2011, were $13,407 and $13,407, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2012

(Unaudited)

Note 7: Financial Highlights

	For The Three Months Ended March 31,
	2012	2011	2010	2009	2008
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$32.27	$28.38	$25.88	$31.65	$36.55
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	0.46	0.46	0.37	0.42	0.61
Investment Management fee attributable to general partners’ controlling interest	(0.11)	(0.09)	(0.09)	(0.11)	(0.13)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.26	0.94	(0.45)	(3.74)	(0.10)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	0.61	1.31	(0.17)	(3.43)	0.38

Net Asset Value attributable to general partners’ controlling interest, end of period	$32.88	$29.69	$25.71	$28.22	$36.93

Total Return attributable to general partners’ controlling interest, before Management Fee:	2.25%	4.96%	-0.29%	-10.50%	1.38%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	1.90%	4.61%	-0.63%	-10.83%	1.03%
Ratios/Supplemental Data:

Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$170	$173	$166	$191	$250
Ratios to average net assets for the period ended (b):
Management fees	0.35%	0.35%	0.33%	0.30%	0.35%
Other portfolio Level Expense	0.05%	0.07%	0.06%	0.02%	0.00%

Total Portfolio Level Expenses	0.40%	0.42%	0.39%	0.32%	0.35%

Net Investment Income, before Management Fee	1.44%	1.63%	1.38%	1.25%	1.66%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Consolidated Financial Statements of the Real Property Account and the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of March 31, 2012, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $32.0 million, an increase of approximately $4.6 million from $27.4 million as of December 31, 2011. The increase was primarily due to the following activities: (a) net cash flow generated from property operations of $2.3 million; and (b) net proceeds of $8.5 million from the final payment of the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment. Partially offsetting this increase is the $5.0 million distribution to all of the investors, $0.2 million of principal payments made on financed properties and $1.0 million paid for capital improvements. The $1.0 million payment for capital improvements included the following items: (a) $0.4 million for tenant improvements and leasing costs at the office property in Beaverton, Oregon; (b) $0.3 million for roof replacements at the retail property in Dunn, North Carolina; and (c) $0.3 million for minor capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, investment redemptions, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2012, approximately 15.2% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three month periods ended March 31, 2012 and 2011.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three months ended March 31, 2012 was approximately $1.9 million, a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $0.5 million in the retail sector investments’ net investment income from the prior year period largely due to reduced interest income from the CARS preferred equity investment due to the final payment of the investment which was received early in the third month of the first quarter of 2012. Partially offsetting the decrease were increases of approximately $0.2 million and $0.1 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the office sector and apartment sector, respectively.

Valuation Overview

The Partnership recorded a net recognized gain attributable to the general partner’s controlling interest of $0.3 million for the three month period ended March 31, 2012, compared with no recognized gains/losses for the prior year period. The net recognized gain attributable to the partner’s controlling interest was due to the final payment of the CARS preferred equity investment. The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.0 million for the three month period ended March 31, 2012. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $5.5 million for the prior period. The net unrealized gains attributable to the general partners’ controlling interest for the three month period ended March 31, 2012 were due to valuation increases in the apartment and hotel sector investments. Offsetting the net unrealized gains were net unrealized losses at the office and retail sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and net recognized and unrealized gains or losses attributable to the general partners’ controlling interest for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Net Investment Income:
Office properties	$788,244	$574,722
Apartment properties	752,111	689,046
Retail properties	950,970	1,496,120
Hotel property	81,000	36,947
Other (including interest income, investment mgt fee, etc.)	(693,651)	(676,954)

Total Net Investment Income	$1,878,674	$2,119,881

Net Recognized Gain (Loss) on Real Estate Investments:
Retail properties	348,760	—

Net Recognized Gain (Loss) on Real Estate Investments	348,760	—

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	(112,585)	965,004
Apartment properties	1,024,245	1,350,634
Retail properties	(443,343)	2,747,073
Hotel property	575,306	424,097

Net Unrealized Gain (Loss) on Real Estate Investments	1,043,623	5,486,808

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	1,392,383	$5,486,808

OFFICE PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Lisle, IL	$83,427	$61,386	$47,631	$(22,647)	55%	49%
Brentwood, TN	299,627	92,586	336,498	1,017,698	100%	97%
Beaverton, OR	83,468	135,240	(396,714)	2,482	91%	85%
Brentwood, TN	321,722	285,510	(100,000)	(32,529)	100%	100%

	$788,244	$574,722	$(112,585)	$965,004

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.8 million for the three months ended March 31, 2012, which represents an increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2012 was primarily due to actual occupancy and rental rate increases from new and existing tenants at one of the properties in Brentwood, Tennessee. Partially offsetting this increase was a decrease in rental income at the property in Beaverton, Oregon due to a rent concession given to the building’s largest tenant.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $0.1 million for the three months ended March 31, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million from the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the three months ended March 31, 2012 were primarily due to (a) valuation losses at the property in Beaverton, Oregon due to a reconciliation of costs spent on tenant improvements; and (b) increased operating expenses and the addition of planned capital expenditures at one of the properties in Brentwood, Tennessee. Partially offsetting the decrease was an increase at one of the Brentwood, Tennessee properties due to lower investment rates and more favorable market leasing assumptions. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

APARTMENT PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Atlanta, GA(1)	$—	$(6,664)	$—	$—	N/A	N/A
Raleigh, NC	248,898	234,851	348,823	638,442	97%	98%
Austin, TX	329,279	317,691	690,251	195,979	94%	98%
Charlotte, NC	173,934	143,168	(14,829)	516,213	99%	97%

	$752,111	$689,046	$1,024,245	$1,350,634

(1)	The Atlanta, Georgia property was sold on September 29, 2010. The loss in 2011 is a result of post-closing adjustments.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.8 million for the three months ended March 31, 2012, which remained relatively unchanged from the prior year period.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.0 million for the three months ended March 31, 2012, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $1.4 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three month period ended March 31, 2012 were generally due to (a) valuation increases at the property in Austin, Texas related to more favorable market leasing assumptions; and (b) decreased investment rates and more favorable market leasing assumptions at the property in Raleigh, North Carolina.

RETAIL PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Recognized & Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Roswell, GA(1)	$—	$74,293	$—	$—	N/A	N/A
Hampton, VA	234,666	244,335	290,046	700,000	81%	94%
Ocean City, MD	195,219	289,314	(647,042)	624,870	96%	98%
Westminster, MD	327,258	305,802	199,693	500,000	100%	100%
Dunn, NC	66,539	131,073	(286,040)	(41,598)	36%	35%
CARS Preferred Equity(2)	127,288	451,303	348,760	963,801	N/A	N/A

	$950,970	$1,496,120	$(94,583)	$2,747,073

(1)	The Roswell, Georgia retail property was sold on May 1, 2009. The income in 2011 is a result of post-closing adjustments.
(2)

A partial capital redemption of the CARS preferred equity position was paid on March 11, 2011. On March 5, 2012, the Partnership received final payment on the position which is reflected as a recognized gain.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $0.9 million for the three months ended March 31, 2012, which represents a decrease of approximately $0.5 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2012 was largely due to (a) reduced interest income from the CARS preferred equity investment due to the final payment of the investment which occurred early in the third month of the first quarter of 2012; (b) the reconciliation of the interest rate at the CARS preferred equity investment resulting in a $0.2 million true-up in 2011; and (c) increased interest expense as a result of refinancing at the property in Ocean City, Maryland.

Recognized & Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net recognized and unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the three months ended March 31, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.7 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the three month period ended March 31, 2012 were primarily due to (a) increased leasing and tenant improvement costs at the property in Ocean City, Maryland; and (b) capital expenditures for roof replacements at the property in Dunn, North Carolina. Partially offsetting the losses were gains primarily due to (a) recognized gains on the CARS preferred equity investment as a result of the sale of the investment; (b) rental increases at the property in Hampton, Virginia; and (c) more favorable market leasing assumptions at the property in Westminster, Maryland.

HOTEL PROPERTY

Three Months Ended March 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Average Occupancy 2012	Average Occupancy 2011
Property
Lake Oswego, OR	$81,000	$36,947	$575,306	$424,097	55%	52%

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.1 million for the three months ended March 31, 2012, which increased slightly due to a higher level of occupancy. Average daily rate was consistent at the hotel property.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.6 million for the three months ended March 31, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.4 million for the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2012 was primarily due to a valuation increase caused by an increase in projected occupancy, revenue per available room, and average daily rate at the property reflecting improvements in the overall hotel market.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $0.7 million for the three month period ended March 31, 2012, which remained relatively unchanged from the prior period.

(c) Inflation

A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited Consolidated Financial Statements of the Real Property Account and the Partnership may change significantly.

The following sections discuss those critical accounting policies applied in preparing the unaudited Consolidated Financial Statements of the Real Property Account and the Partnership that are most dependent on the application of estimates and assumptions.

Accounting Pronouncements Adopted

See Note 1B to the Partnership’s unaudited Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

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

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, Inc. (“PFI”), is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximated value for the type of real estate in the market. The real estate investments consisting of real estate, improvements, and preferred equity investments are therefore classified as Level 3.

Cash equivalents include short term investments. Short term investments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and primarily are classified as Level 1.

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements of the Real Property Account and the Partnership and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 37.47% of its investment portfolio as of March 31, 2012, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at March 31, 2012:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$32.0	0.04%

The table below discloses the Partnership’s debt as of March 31, 2012. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%	6.12%
Fixed Rate	$674	$954	$1,016	$1,084	$1,153	$19,369	$24,250	$24,345
Variable Rate	—	9,000	—	—	—	—	9,000	8,910
Premium/(Discount) on Investment Level Debt	(2)	—	—	—	—	—	(2)	—

Total Investment Level Debt	$672	$9,954	$1,016	$1,084	$1,153	$19,369	$33,248	$33,255

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

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

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document.

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

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: May 11, 2012	By:	/s/ Thomas J. Diemer
Thomas J. Diemer Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)