Form 10-Q
period 2012-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2012-11-13
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; (15) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentially or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2011, for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

September 30, 2012 and December 31, 2011

	September 30, 2012
	(unaudited)	December 31, 2011

ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$94,823,090	$93,491,282

Net Assets	$94,823,090	$93,491,282

NET ASSETS, representing:
Equity of contract owners	$70,358,824	$69,236,373
Equity of Pruco Life Insurance Company	24,464,266	24,254,909

	$94,823,090	$93,491,282

Units outstanding	32,954,190	33,860,393

Portfolio shares held	2,807,408	2,896,826
Portfolio net asset value per share	$33.78	$32.27

STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2012 and 2011

	1/1/2012-9/30/2012	1/1/2011-9/30/2011	7/1/2012-9/30/2012	7/1/2011-9/30/2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

INVESTMENT INCOME
Net investment income from Partnership operations	$3,376,411	$3,370,530	$1,279,561	$1,091,500

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	313,494	294,306	104,850	101,149

NET INVESTMENT INCOME	3,062,917	3,076,224	1,174,711	990,351

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net change in unrealized gain (loss) on investments in Partnership	711,872	5,910,177	798,071	1,819,543
Net realized gain (loss) on sale of investments in Partnership	189,033	—	(61)	—

NET GAIN (LOSS) ON INVESTMENTS	900,905	5,910,177	798,010	1,819,543

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,963,822	$8,986,401	$1,972,721	$2,809,894

STATEMENTS OF CHANGES IN NET ASSETS

For the three and nine month periods ended September 30, 2012 and 2011

	1/1/2012-9/30/2012	1/1/2011-9/30/2011	7/1/2012-9/30/2012	7/1/2011-9/30/2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATIONS
Net investment income	$3,062,917	$3,076,224	$1,174,711	$990,351
Net change in unrealized gain (loss) on investments in Partnership	711,872	5,910,177	798,071	1,819,543
Net realized gain (loss) on sale of investments in Partnership	189,033	—	(61)	—

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	3,963,822	8,986,401	1,972,721	2,809,894

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(1,750,102)	(1,542,038)	(919,309)	(502,756)
Net contributions (withdrawals) by Pruco Life Insurance Company	(881,912)	(4,014,820)	1,024,159	(2,326,942)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,632,014)	(5,556,858)	104,850	(2,829,698)

TOTAL INCREASE (DECREASE) IN NET ASSETS	1,331,808	3,429,543	2,077,571	(19,804)

NET ASSETS
Beginning of period	93,491,282	90,195,199	92,745,519	93,644,546

End of period	$94,823,090	$93,624,742	$94,823,090	$93,624,742

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2012

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

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Account, along with The Prudential Variable Contract Real Property Account and the Pruco Life of New Jersey Variable Contract Real Property Account, are the General Partners in the Partnership. These financial statements should be read in conjunction with the financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

Note 2: Summary of Significant Accounting Policies and Pronouncements

A.	Basis of Accounting

The Unaudited Interim Financial Statements as of September 30, 2012 and the condensed balance sheet as of December 31, 2011, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

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

September 30, 2012

(Unaudited)

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At September 30, 2012 and December 31, 2011 the Account’s interest in the General Partners Controlling Interest was as 54.2% or 2,807,408 shares and 54.3% or 2,896,826 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

C.	Cost of Insurance and Other Related Charges

Contract owner contributions are subject to certain deductions prior to being invested in the Account. The deductions for VAL and VLI are (1) state premium taxes; (2) sales charges, not to exceed 5% for VAL, which are deducted in order to compensate Pruco Life for the cost of selling the contract and (3) transaction costs, applicable to VAL, which are deducted from each premium payment to cover premium collection and processing costs. Contracts are subject to charges on each basic premium for assuming a guaranteed minimum death benefit risk. This charge compensates Pruco Life for the risk that an insured may die at a time when the death benefit exceeds the benefit that would have been payable in the absence of a minimum guarantee. These charges are assessed through the redemption of units.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2012

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

Note 5: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the three and nine months ended September 30, 2012 and 2011, were as follows:

	Three Months Ended September 30,
	(Unaudited)
	2012	2011
VAL	(858,400)	(463,086)
VLI	(57,837)	(43,891)
SPVA	(241)	(21,762)
SPVL	(2,831)	25,983

TOTAL	$(919,309)	$(502,756)

	Nine Months Ended September 30,
	(Unaudited)
	2012	2011
VAL	(1,528,011)	(1,504,477)
VLI	(131,575)	(100,838)
SPVA	(720)	(42,180)
SPVL	(89,796)	105,457

TOTAL	$(1,750,102)	$(1,542,038)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2012

(Unaudited)

Note 6: Partnership Distributions

For the Nine months ended September 30, 2011, the Partnership made one distribution, $5 million on March 28, 2012. The Account’s share of this distribution was $2.9 million. During the year ended December 31, 2011, the Partnership made a total of $15 million in distributions. The distributions occurred on May 31st, September 26th, and December 27th for $5 million each. The Account’s share of these distributions were $2.9 million each or a total of $8.7 million.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(Unaudited)

Units Outstanding:	32,954,190	33,860,393
Unit Value:	2.44758 to 3.08582	2.36048 to 2.95634

Note 8: Financial Highlights

The range of total return for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	(Unaudited)
	2012	2011
Total Return	1.92% to 2.15%	2.79% to 3.02%

	Nine Months Ended September 30,
	(Unaudited)
	2012	2011
Total Return	3.69% to 4.38%	9.39% to 10.12%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2012

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

September 30, 2012

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

Table 1:

	($ in 000’s)
	Fair Value Measurements at September 30, 2012
Assets:	Amounts Measured at Fair Value 09/30/2012	(Level 1)	(Level 2)	Unaudited (Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$94,823	$—	$—	$94,823

	($ in 000’s)
	Fair Value Measurements at December 31, 2011
Assets:	Amounts Measured at Fair Value 12/31/2011	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$93,491	$—	$—	$93,491

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

September 30, 2012

(Unaudited)

Changes in Level 3 assets and liabilities

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the nine months ended September 30, 2012 and 2011, as well as the portion of gains or losses included in income for the nine months ended September 30, 2012 and 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30th.

($ in 000’s)
Nine months ending September 30, 2012 (Unaudited)
Beginning balance @ 01/01/12	$93,491
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	901
Net Investment Income from Partnership operations	3,376
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(2,945)

Ending balance @ 09/30/2012	$94,823

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$712

($ in 000’s)
Nine months ending September 30, 2011 (Unaudited)
Beginning balance @ 01/01/11	$90,195
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	5,910
Net Investment Income from Partnership operations	3,371
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(5,851)

Ending balance @ 09/30/11	$93,625

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$5,910

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

September 30, 2012

(Unaudited)

Changes in Level 3 assets and liabilities

The following table provides a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended September 30, 2012 and 2011, as well as the portion of gains or losses included in income for the three months ended September 30, 2012 and 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30th.

($ in 000’s)
Three months ending September 30, 2012 (Unaudited)
Beginning balance @ 07/01/12	$92,746
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	798
Net Investment Income from Partnership operations	1,279
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	—

Ending balance @ 09/30/2012	$94,823

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$798

($ in 000’s)
Three months ending September 30, 2011 (Unaudited)
Beginning balance @ 07/01/11	$93,645
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	1,820
Net Investment Income from Partnership operations	1,091
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	$(2,931)

Ending balance @ 09/30/11	$93,625

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$1,820

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2012
	(Unaudited)	December 31,2011
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 9/30/2012 - $241,327,309; 12/31/2011 - $196,297,813)	$221,651,521	$174,533,231
Preferred equity investments (cost: 9/30/2012 - $0; 12/31/2011 - $8,554,984)	—	8,277,037

Total real estate investments	221,651,521	182,810,268

CASH AND CASH EQUIVALENTS	24,768,429	27,404,667

OTHER ASSETS, NET	3,555,319	2,765,427

Total assets	$249,975,269	$212,980,362

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 9/30/12 $2,325; 12/31/11 $4,956)	$57,004,908	$33,464,270

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,739,352	2,148,095

DUE TO AFFILIATES	605,803	612,946

OTHER LIABILITIES	8,267,278	952,223

Total liabilities	68,617,341	37,177,534

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	175,077,249	172,188,679

NONCONTROLLING INTEREST	6,280,679	3,614,149

Total equity	181,357,928	175,802,828

Total liabilities and equity	$249,975,269	$212,980,362

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,183,476	5,335,263

SHARE VALUE AT END OF PERIOD	$33.78	$32.27

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ending September 30,		For the Three Months Ending September 30,
	2012	2011	2012	2011
INVESTMENT INCOME:

Revenue from real estate and improvements	$18,978,666	$17,350,103	$6,961,322	$6,135,420
Equity in income on preferred equity investments	127,288	923,815	—	183,477
Interest income	13,717	22,283	4,988	4,526

Total investment income	19,119,671	18,296,201	6,966,310	6,323,423

INVESTMENT EXPENSES:
Operating	4,565,555	4,553,048	1,649,197	1,588,940
Investment management fee	1,775,323	1,773,588	592,396	604,298
Real estate taxes	1,792,606	1,523,906	607,173	568,514
Administrative	3,161,204	3,032,161	1,164,189	1,094,623
Interest expense	1,353,544	973,182	516,058	391,415

Total investment expenses	12,648,232	11,855,885	4,529,013	4,247,790

NET INVESTMENT INCOME	6,471,439	6,440,316	2,437,297	2,075,633

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	8,571,929	—	—	—
Less: Cost of real estate investments sold	8,501,116	—	—	—

Gain (loss) realized from real estate investments sold	70,813	—	—	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(277,947)	—	—	—

Net gain (loss) recognized on real estate investments sold	348,760	—	—	—

Change in unrealized gain (loss) on real estate investments held	2,088,794	11,686,305	2,734,230	3,719,468

NET REALIZED AND UNREALIZED GAIN (LOSS)	2,437,554	11,686,305	2,734,230	3,719,468

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,908,993	$18,126,621	$5,171,527	$5,795,101

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	242,059	265,734	75,288	73,346
Net unrealized gain (loss) attributable to noncontrolling interest	778,364	867,284	1,260,301	384,592

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$1,020,423	$1,133,018	$1,335,589	$457,938

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	6,229,380	6,174,582	2,362,009	2,002,287
Net recognized gain (loss) attributable to general partners’ controlling interest	348,760	—	—	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	1,310,430	10,819,021	1,473,929	3,334,876

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$7,888,570	$16,993,603	$3,835,938	$5,337,163

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Nine Months Ending September 30,
	2012			2011
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$6,229,380	$242,059	$6,471,439	$6,174,582	$265,734	$6,440,316
Net realized and unrealized gain (loss) from real estate investments	1,659,190	778,364	2,437,554	10,819,021	867,284	11,686,305

Increase (decrease) in net assets resulting from operations	7,888,570	1,020,423	8,908,993	16,993,603	1,133,018	18,126,621

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:

Distributions	(5,000,000)	—	(5,000,000)	(10,000,000)	—	(10,000,000)
Contributions from noncontrolling interest	—	1,688,870	1,688,870	—	—	—
Distributions to noncontrolling interest	—	(42,763)	(42,763)	—	(228,649)	(228,649)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	1,646,107	(3,353,893)	(10,000,000)	(228,649)	(10,228,649)

INCREASE (DECREASE) IN NET ASSETS	2,888,570	2,666,530	5,555,100	6,993,603	904,369	7,897,972

NET ASSETS - Beginning of period	172,188,679	3,614,149	175,802,828	165,027,953	2,699,821	167,727,774

NET ASSETS - End of period	$175,077,249	$6,280,679	$181,357,928	$172,021,556	$3,604,190	$175,625,746

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets from operations	$8,908,993	$18,126,621
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(2,437,554)	(11,686,305)
Amortization of discount on investment level debt	2,630	7,187
Amortization of deferred financing costs	33,511	25,785
(Increase) decrease in accrued interest included in preferred equity investment	53,868	(253,153)
Bad debt expense	97,156	49,306
(Increase) decrease in:
Other assets	(920,558)	(503,809)
Increase (decrease) in:
Accounts payable and accrued expenses	826,581	233,585
Due to affiliates	(7,143)	20,568
Other liabilities	(113,757)	(22,716)

Net cash flows provided by (used in) operating activities	6,443,727	5,997,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	8,571,929	—
Acquisition of real estate and improvements	(30,462,591)	—
Additions to real estate and improvements	(2,302,230)	(1,713,343)
Return of investment in real estate partnerships	—	5,868,661

Net cash flows provided by (used in) investing activities	(24,192,892)	4,155,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(10,000,000)
Proceeds from investment level debt	11,700,000	19,000,000
Principal payments on investment level debt	(661,992)	(15,891,050)
Net change in financing arrangements (maturities 90 days or less)	7,428,812	—
Contributions from noncontrolling interest	1,688,870	—
Distributions to noncontrolling interest	(42,763)	(228,649)

Net cash flows provided by (used in) financing activities	15,112,927	(7,119,699)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,636,238)	3,032,688

CASH AND CASH EQUIVALENTS - Beginning of period	27,404,667	28,881,784

CASH AND CASH EQUIVALENTS - End of period	$24,768,429	$31,914,472

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

Property Name	September 30 2012 Ownership	City, State	2012 Total Rentable Square Feet Unless Otherwise	September 30, 2012 (Unaudited)		December 31, 2011
			Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	103,193	$26,767,930	$7,400,000	$26,406,742	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,642,455	8,022,446	13,488,141	8,569,729
Westpark	WO	Brentwood, TN	97,199	15,159,954	14,200,000	15,144,132	13,363,502
Financial Plaza	WO	Brentwood, TN	98,049	13,439,266	9,900,000	12,950,174	10,700,000

Offices % as of 9/30/12			23%	69,009,605	39,522,446	67,989,189	39,833,231

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,333,516	22,200,000	—	—
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	17,065,658	21,200,000	16,829,100	20,200,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,919,384	26,000,000	22,872,160	25,300,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,128,802	11,600,000	13,992,552	11,200,000

Apartments % as of 9/30/12			46%	76,447,360	81,000,000	53,693,812	56,700,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,229,681	18,000,000	18,209,961	17,700,000
White Marlin Mall	CJV	Ocean City, MD	197,098	24,064,992	29,600,000	23,905,783	27,800,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,079,798	15,600,000	15,077,125	15,200,000
CARS Preferred Equity	PE	Various	N/A	—	—	8,554,984	8,277,037
Harnett Crossing	WO	Dunn, NC	193,325	6,726,968	3,300,000	6,429,474	3,300,000
Village Walk	WO	Roswell, GA	81,159	20,629,075	20,629,075	—	—

Retail % as of 9/30/12			50%	84,730,514	87,129,075	72,177,327	72,277,037

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,139,830	14,000,000	10,992,469	14,000,000

Hotel % as of 9/30/12			8%	11,139,830	14,000,000	10,992,469	14,000,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 9/30/12			127%	241,327,309	221,651,521	204,852,797	182,810,268

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

PE - Preferred equity investment

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

		September 30, 2012 (Unaudited)			December 31, 2011
				Estimated		Estimated
	Face Amount	Maturity Date	Cost	Fair Value	Cost	Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				9.9%		15.9%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$4,190,000	October, 2012	$4,190,000	$4,190,000	$697,000	$697,000
Federal Home Loan Bank, 0 coupon bond	10,000,000	October, 2012	10,000,000	10,000,000	10,000,000	10,000,000
Federal Home Loan Bank, 0 coupon bond	8,000,000	November, 2012	7,998,671	7,998,671	15,999,413	15,999,413

Total Cash Equivalents			22,188,671	22,188,671	26,696,413	26,696,413

Cash			2,579,758	2,579,758	708,254	708,254

Total Cash and Cash Equivalents			$24,768,429	$24,768,429	$27,404,667	$27,404,667

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2012

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2011. The Partnership has evaluated subsequent events through November 9, 2012, the date these financial statements were available to be issued.

B.	Accounting Pronouncements Adopted - In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and is applied prospectively. Effective January 1, 2012, the Partnership adopted this updated guidance regarding the fair value measurements and disclosure requirements. The expanded disclosures required by this guidance are included in Note 3. Adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

During third quarter of 2012, in conjunction with the acquisition of a real estate investment, the Partnership assumed a variable rate mortgage loan payable in the amount of $12.5 million.

Cash paid for interest during the nine months ended September 30, 2012 and September 30, 2011, was $1,320,033, and $947,396 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2012

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

September 30, 2012

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

During the nine months ended September 30, 2012 and 2011, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at September 30, 2012 using
Assets:	Cost at 09/30/12	Amounts measured at fair value 09/30/2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$241,327	$221,651	$—	$—	$221,651
Cash equivalents	22,189	22,189	22,189	—	—

Total	$263,516	$243,840	$22,189	$—	$221,651

		(in 000’s)
		Fair value measurements at December 31, 2011 using
Assets:	Cost at 12/31/11	Amounts measured at fair value 12/31/2011	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)

Real estate and improvements	$196,298	$174,533	$—	$—	$174,533
Preferred equity investments	8,555	8,277	—	—	8,277
Cash equivalents	26,696	26,696	26,696	—	—

Total	$231,549	$209,506	$26,696	$—	$182,810

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2012 and September 30, 2011.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2012

(Level 3)

	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 1/1/12	$174,533	$8,277	$182,810

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	2,089	349	2,438
Equity income (losses)/interest income	—	127	127
Acquisitions, issuances and contributions	45,029	—	45,029
Disposition, settlements and distributions	—	(8,753)	(8,753)

Ending balance @ 9/30/12	$221,651	$—	$221,651

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,089	$—	$2,089

(in 000’s)

Fair value measurements using significant unobservable inputs for the nine months ending September 30, 2011

(Level 3)

	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 1/1/11	$158,900	$12,591	$171,491

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	10,437	1,249	11,686
Equity income (losses)/interest income	—	924	924
Acquisitions, issuances and contributions	1,263	—	1,263
Disposition, settlements and distributions	—	(6,539)	(6,539)

Ending balance @ 9/30/11	$170,600	$8,225	$178,825

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$10,437	$1,249	$11,686

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the three months ending September 30, 2012

(Level 3)

Real estate and improvements

Beginning balance @ 7/1/12	$198,052

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	2,734
Equity income (losses)/interest income	—
Acquisitions, issuances and contributions	20,865
Disposition, settlements and distributions	—

Ending balance @ 9/30/12	$221,651

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,734

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

September 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of September 30, 2012
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Real estate and improvements:

Apartment	$81,000	4	Third party appraisal’s discounted cash flow	Exit capitalization rate Discount rate	5.50% - 6.25% (5.96%) 7.00% - 8.00% (7.40%)

Hotel	14,000	1	Third party appraisal’s discounted cash flow	Exit capitalization rate Discount rate	9.25% (9.25%) 11.50% (11.50%)

Office	39,522	4	Third party appraisal’s discounted cash flow	Exit capitalization rate Discount rate	7.75% - 9.00% (8.50%) 8.50% - 10.00% (9.18%)

Retail	87,129	5	Third party appraisal’s discounted cash flow	Exit capitalization rate Discount rate	7.75% - 9.50% (8.10%) 8.50% - 10.50% (8.80%)

	$221,651

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2012

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $57.2 million, and a carrying value (amortized cost) of $57.0 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the contract, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in the determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of September 30, 2012 and December 31, 2011.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2012 the Partnership had no outstanding matured loans.

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

September 30, 2012

(Unaudited)

Note 4: Risk (continued)

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three month periods ended September 30, 2012 and September 30, 2011, management fees incurred by the Partnership were $592,396 and $604,298, respectively. For the nine month periods ended September 30, 2012 and September 30, 2011, management fees incurred by the Partnership were $1,775,323 and $1,773,588, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended September 30, 2012 and September 30, 2011, were $13,407 and $13,407, respectively, and are classified as administrative expenses in the Consolidated Statement of Operations. The amounts incurred for the nine months ended September 30, 2012 and September 30, 2011, were $40,221 and $40,221, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

September 30, 2012

(Unaudited)

Note 7: Financial Highlights

	For The Nine Months Ended September 30,
	2012	2011	2010	2009	2008
Per Share(Unit) Operating Performance:

Net Asset Value attributable to general partners’ controlling interest, beginning of period	$32.27	$28.38	$25.88	$31.65	$36.55

Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	1.53	1.38	1.24	1.09	1.55
Investment Management fee attributable to general partners’ controlling interest	(0.33)	(0.31)	(0.26)	(0.30)	(0.39)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.31	1.88	0.85	(6.73)	(1.31)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	1.51	2.95	1.83	(5.94)	(0.15)

Net Asset Value attributable to general partners’ controlling interest, end of period	$33.78	$31.33	$27.71	$25.71	$36.40

Total Return attributable to general partners’ controlling interest, before Management Fee:	5.73%	11.51%	8.11%	-17.85%	0.64%

Total Return attributable to general partners’ controlling interest, after Management Fee (a):	4.65%	10.39%	7.09%	-18.75%	-0.41%

Ratios/Supplemental Data:

Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$175	$172	$171	$166	$246

Ratios to average net assets for the period ended (b):

Management fees	1.04%	1.06%	1.04%	1.05%	1.05%
Other portfolio Level Expense	0.20%	0.20%	0.18%	0.18%	0.03%

Total Portfolio Level Expenses	1.24%	1.26%	1.22%	1.23%	1.08%

Net Investment Income, before Management Fee	4.75%	4.68%	4.73%	3.76%	4.20%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)
Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(a) Liquidity and Capital Resources

As of September 30, 2012, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $24.8 million, a decrease of approximately $2.6 million from $27.4 million as of December 31, 2011. The decrease was primarily due to the following activities: (a) $22.3 million for an acquisition of a 59-unit apartment property located in Seattle, Washington; (b) $20.6 million for an acquisition of an 81,159 square foot retail property located in Roswell, Georgia; (c) $5.0 million distribution to general partners’ controlling interest; (d) $0.7 million of principal payments made on financed properties; and (e) $2.3 million paid for capital improvements. Partially offsetting this decrease was the (a) net cash flow generated from property operations of $6.4 million; (b) net proceeds of $8.6 million from the final payment of the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment; (c) $11.7 million of loan proceeds associated with the apartment acquisition in Seattle, Washington; (d) $12.5 million in a loan assumption associated with the retail acquisition in Roswell, Georgia; (e) $7.4 million in proceeds from changes in financing arrangements on maturities of 90 days or less; and (f) contributions from noncontrolling interest of $1.7 million. The $2.3 million payment for capital improvements included the following items: (a) $0.5 million for building renovations at one of the office buildings in Brentwood, Tennessee; (b) $0.4 million for tenant improvements and leasing costs at the office property in Beaverton, Oregon; (c) $0.4 million for tenant improvements and leasing costs at the office building in Lisle, Illinois; (d) $0.3 million for roof replacements at the retail property in Dunn, North Carolina; (e) $0.2 million for exterior painting at the apartment property in Raleigh, North Carolina; and (f) $0.5 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital redemptions, loans on properties, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of September 30, 2012, approximately 9.9% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three month periods ended September 30, 2012 and 2011.

Net Investment Income Overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the nine months ended September 30, 2012 was approximately $6.2 million, a $0.1 million increase from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.6 million, $0.4 million and $0.1 million in the office, apartment and hotel sector investments’ net investment income, respectively, from the prior year period. Partially offsetting the increase was a decrease of approximately $1.0 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the retail sector.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three months ended September 30, 2012 was approximately $2.4 million, an increase of approximately $0.4 million from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation Overview

The Partnership recorded a net recognized gain attributable to the general partner’s controlling interest of $0.3 million for the nine month period ended September 30, 2012, compared with no recognized gains/losses for the prior year period. The net recognized gain attributable to the partner’s controlling interest was due to the final payment of the CARS preferred equity investment. The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.3 million for the nine month period ended September 30, 2012. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $10.8 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the nine month period ended September 30, 2012 were primarily due to valuation increases in the apartment and retail sector investments. Offsetting the net unrealized gains were net unrealized losses at the office and hotel sector investments.

The Partnership recorded net unrealized gains attributable to the general partner’s controlling interest of $1.5 million for the three month period ended September 30, 2012, compared with $3.3 million of unrealized gains for the prior year period. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest, and net recognized and unrealized gains or losses attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net Investment Income:

Office properties	$2,370,985	$1,795,162	$758,467	$583,520
Apartment properties	2,475,766	2,110,501	914,853	708,266
Retail properties	2,699,092	3,731,890	853,243	1,041,663
Hotel property	769,159	646,255	522,194	397,893
Other (including interest income, investment management fee, etc.)	(2,085,622)	(2,109,226)	(686,748)	(729,055)

Total Net Investment Income	$6,229,380	$6,174,582	$2,362,009	$2,002,287

Net Recognized Gain (Loss) on Real Estate Investments:

Retail properties	348,760	—	—	—

Net Recognized Gain (Loss) on Real Estate Investments	348,760	—	—	—

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(1,331,202)	4,436,604	(1,095,681)	2,503,212
Apartment properties	1,566,482	3,053,940	1,288,311	1,263,906
Retail properties	1,212,894	3,158,682	1,630,929	(118,273)
Hotel property	(137,744)	169,795	(349,630)	(313,969)

Net Unrealized Gain (Loss) on Real Estate Investments	1,310,430	10,819,021	1,473,929	3,334,876

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$1,659,190	10,819,021	$1,473,929	3,334,876

Increase/(Decrease) in Net Assets	$7,888,570	$16,993,603	$3,835,938	$5,337,163

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/ (Loss) 2012	Net Investment Income/ (Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Lisle, IL	$218,130	$233,343	$(161,188)	$(67,058)	57%	55%
Brentwood, TN	857,740	429,060	820,676	2,205,889	100%	100%
Beaverton, OR	367,873	297,168	(701,598)	1,078,796	91%	88%
Brentwood, TN	927,242	835,591	(1,289,092)	1,218,977	100%	100%

	$2,370,985	$1,795,162	$(1,331,202)	$4,436,604

Three Months Ended September 30,
Property
Lisle, IL	$61,217	$93,684	$(13,282)	$(20,298)
Brentwood, TN	282,957	203,397	191,142	512,206
Beaverton, OR	119,294	27,329	(213,399)	856,298
Brentwood, TN	294,999	259,110	(1,060,142)	1,155,006

	$758,467	$583,520	$(1,095,681)	$2,503,212

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $2.4 million and $0.8 million for the nine and three month periods ended September 30, 2012, respectively, which represents an increase of approximately $0.6 million and $0.2 million, respectively, from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2012 were primarily due to rental rate increases from new and existing tenants at one of the properties in Brentwood, Tennessee and an increase in occupancy at the property in Beaverton, Oregon.

Unrealized Gain/(Loss)

The office properties owned by the Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $1.3 million and $1.1 million for the nine and three month periods ended September 30, 2012, respectively, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $4.4 million and $2.5 million, respectively, from the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2012 were primarily due to (a) valuation loss at one of the properties in Brentwood, Tennessee due to the likelihood that the tenant will not renew upon lease expiration in 2015; (b) valuation loss at the property in Beaverton, Oregon due to a reconciliation of costs spent on tenant improvements and less favorable market leasing assumptions; and (c) increased capital expenditures related to leasing and tenant improvement costs and increased real estate taxes at the property in Lisle, Illinois. Partially offsetting the decrease was an increase at one of the Brentwood, Tennessee properties due to increased contract rents and more favorable market leasing assumptions.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/ (Loss) 2012	Net Investment Income/ (Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Atlanta, GA(1)	$—	$(5,515)	$—	$—	N/A	N/A
Raleigh, NC	828,222	754,609	763,444	1,395,582	98%	98%
Austin, TX	1,053,301	933,254	652,776	987,489	97%	98%
Charlotte, NC	503,784	428,153	263,750	670,869	99%	97%
Seattle, WA	90,459	—	(113,488)	—	93%	N/A

	$2,475,766	$2,110,501	$1,566,482	$3,053,940

Three Months Ended September 30,
Property
Atlanta, GA(1)	$—	$(312)	$—	$—
Raleigh, NC	264,101	253,151	430,859	789,849
Austin, TX	359,167	315,456	998,701	494,415
Charlotte, NC	174,037	139,971	(27,762)	(20,358)
Seattle, WA	117,548	—	(113,487)	—

	$914,853	$708,266	$1,288,311	$1,263,906

(1)	The Atlanta, Georgia property was sold on September 29, 2010. The loss for the nine and three month periods ended September 30, 2011 is a result of post-closing adjustments.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $2.5 million and $0.9 million for the nine and three month periods ended September 30, 2012, respectively, which represents increases of approximately $0.4 million and $0.2 million, respectively from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2012 was primarily due to increased rental rates and reduced concessions at the properties in Raleigh, North Carolina, Austin, Texas, and Charlotte, North Carolina.

Unrealized Gain/(Loss)

The apartment properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.6 million and $1.3 million for the nine and three month periods ended September 30, 2012, respectively, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $3.1 million and $1.3 million, respectively, for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the nine months ended September 30, 2012 were generally due to favorable market leasing assumptions at the properties in Charlotte, North Carolina; Raleigh, North Carolina and Austin, Texas. The net unrealized gains attributable to the general partners’ controlling interest for the three months ended September 30, 2012 were generally due to (a) more favorable market rents and decreased real estate taxes at the property in Austin, Texas; and (b) more favorable market rents, decreased future capital expenditures and operating expenses at the property in Raleigh, North Carolina.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/ (Loss) 2012	Net Investment Income/ (Loss) 2011	Recognized/ Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Roswell, GA(1)	$—	$72,833	$—	$—	N/A	N/A
Hampton, VA	755,123	771,687	280,278	891,184	83%	96%
Ocean City, MD	554,591	698,284	832,783	599,409	92%	98%
Westminster, MD	986,090	1,000,351	397,327	597,074	98%	100%
Dunn, NC	261,132	265,641	(297,494)	(178,506)	36%	35%
CARS Preferred Equity(2)	124,134	923,094	348,760	1,249,521	N/A	N/A
Roswell, GA	18,022	—	—	—	95%	N/A

	$2,699,092	$3,731,890	$1,561,654	$3,158,682

Three Months Ended September 30,
Property
Roswell, GA(1)	$—	$—	$—	$—
Hampton, VA	253,939	275,110	(9,766)	(6,456)
Ocean City, MD	164,860	184,400	1,253,086	(181,529)
Westminster, MD	321,975	359,825	398,011	(599)
Dunn, NC	91,735	39,572	(10,402)	(24,929)
CARS Preferred Equity(2)	2,712	182,756	—	95,240
Roswell, GA	18,022	—	—	—

	$853,243	$1,041,663	$1,630,929	$(118,273)

(1)	The Roswell, Georgia retail property was sold on May 1, 2009. The income in 2011 is a result of post-closing adjustments.
(2)

A partial capital redemption of the CARS preferred equity position was paid on March 11, 2011. On March 5, 2012, the Partnership received final payment on the position which is reflected as a recognized gain.

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $2.7 million and $0.9 million for the nine and three month periods ended September 30, 2012, respectively, which represents a decrease of approximately $1.0 million and $0.2 million, respectively from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the nine and three month periods ended September 30, 2012 was largely due to (a) reduced interest income from the CARS preferred equity investment due to the final payment of the investment which occurred in the first quarter of 2012; and (b) increased interest expense as a result of refinancing the loan for the Ocean City, Maryland property.

Recognized and Unrealized Gain/(Loss)

The retail properties owned by the Partnership recorded a net recognized gain and unrealized gains attributable to the general partners’ controlling interest of approximately $1.6 million for the nine months ended September 30, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.2 million for the prior year period. The net recognized and unrealized gains attributable to the general partners’ controlling interest for the nine months ended September 30, 2012 were primarily due to (a) more favorable market rent assumptions for the property in Ocean City, Maryland; (b) increased rent at the property in Westminster, Maryland; (c) recognized gains on the CARS preferred equity investment as a result of the sale of the investment; and (d) more favorable market leasing assumptions at the property in Hampton, Virginia. Partially offsetting the gains was a loss at the property in Dunn, North Carolina due to capital expenditures for roof replacements. The retail properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ interest of $1.6 million for the three months ended September 30, 2012, compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three months ended September 30, 2012 were primarily due to (a) more favorable market leasing assumptions and a reduction in future required capital expenditures at the Ocean City, Maryland property; and (b) increased rent at the property in Westminster, Maryland.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/ (Loss) 2012	Net Investment Income/ (Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Lake Oswego, OR	$769,159	$646,255	$(137,744)	$169,795	83%	80%

Three Months Ended September 30,
Property
Lake Oswego, OR	$522,194	$397,893	$(349,630)	$(313,969)

Net Investment Income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.8 million and $0.5 million for the nine and three month periods ended September 30, 2012, respectively, which represents an increase of approximately $0.2 million and $0.1 million from the prior year periods, respectively, due to an increase in average daily rate and occupancy.

Unrealized Gain/(Loss)

The Partnership’s hotel property recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the nine months ended September 30, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the nine months ended September 30, 2012 was primarily due to a decrease in the growth rates applied to average daily rate projections. The Partnership’s hotel property recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.3 million for the three months ended September 30, 2012, which remained relatively unchanged from the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the three months ended September 30, 2012 was primarily due to a decrease in the growth rates applied to the average daily rate projections.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $2.1 million and $0.7 million for the nine and three month periods ended September 30, 2012, which remained relatively unchanged from the prior year periods, respectively.

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

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 45.23% of its investment portfolio as of September 30, 2012, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at September 30, 2012:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$24.8	0.06%

The table below discloses the Partnership’s debt as of September 30, 2012. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%
Fixed Rate	$230	$954	$1,017	$1,084	$1,153	$31,069	$35,507	$35,739
Variable Rate	—	9,000	—	12,500		—	21,500	$21,500
Premium/(Discount) on Investment Level Debt	(2)					—	(2)	—

Total Investment Level Debt	$228	$9,954	$1,017	$13,584	$1,153	$31,069	$57,005	$57,239

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2011 Form 10-K titled “The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on October 19, 2012, PFI received notice that it is under consideration by the Financial Stability Oversight Council for designation as a non-bank financial company to be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act.

Item 6.	Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS - XBRL Instance Document.

101.SCH - XBRL Taxonomy Extension Schema Document.

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB - XBRL Taxonomy Extension Label Linkbase Document.

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

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

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: November 13, 2012	By:	/s/ Thomas J. Diemer
Thomas J. Diemer
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Accounting and Financial Officer)