Form 10-K
period 2012-12-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2013-03-19
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act)    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE DEFINITIVE PROXY STATEMENT OF PRUDENTIAL FINANCIAL, INC., FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 14, 2013, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2012.

THE PRUCO LIFE VARIABLE CONTRACT

REAL PROPERTY ACCOUNT

(Registrant)

INDEX

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; (15) interruption in telecommunication, information technology or other operation systems or failure to maintain the security, confidentially or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

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

Office Properties – The Partnership owns office properties in Lisle, Illinois; Brentwood, Tennessee; and Beaverton, Oregon. Total square footage owned is approximately 361,023, of which 87%, or 312,719 square feet, are leased between 1 and 10 years.

Apartment Complexes – The Partnership owns apartment properties in Austin, Texas; Charlotte, North Carolina; Raleigh, North Carolina; and Seattle, Washington, comprising a total of 674 apartment units, of which 96%, or 645 units, are leased. Leases range from month-to-month to eighteen months.

Retail Properties – The Partnership owns retail properties in Dunn, North Carolina; Hampton, Virginia; Ocean City, Maryland; Roswell, Georgia; and Westminster, Maryland. Total square footage owned is approximately 731,830 of which 76%, or 557,137 square feet, are leased between 1 and 30 years.

Hotel Property – The Partnership owns a hotel property in Lake Oswego, Oregon. This investment has 161 rooms. Occupancy for 2012 averaged 67%.

Investment in Real Estate Trust – The Partnership liquidated its entire investment in Real Estate Investment Trust (“REIT”) shares in December 2001 and its preferred equity investment in a REIT in March 2012.

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

Market Conditions

U.S. real gross domestic product (GDP) increased at an annual rate of 3.1% for the quarter ended September 30, 2012. Moody’s Analytics, a leading economic data and research firm, predicts GDP will increase 2% in 2013 and 4% in 2014. The U.S. economy added 1.84 million jobs in 2012, the same amount created in 2011. This growth is supporting an improvement in the commercial real estate market. Space market fundamentals are improving in certain sectors and markets, particularly in the apartment sector. Capital flows to real estate remain strong as investors seek income yield and stability of the U.S. market.

Debt Markets

The lending market continues to improve for borrowers. Loan rates are at historic lows, and loan proceeds are increasing, producing a favorable environment for borrowers. Activity in the commercial mortgage-backed securities (CMBS) market increased to $48 billion in 2012, up from $32.7 billion in 2011, according to Commercial Mortgage Alert, a leading trade publication that tracks the commercial mortgage market. Government-sponsored agencies issued $37.2 billion of CMBS backed by apartment buildings through the quarter ended September 30, 2012, already surpassing the 2011 issuances of $33.9 billion (CMA). Life insurance companies are still active, but feeling competition from CMBS lenders. Life insurance companies wrote $34.8 billion of mortgages through the first three quarters of 2012, roughly on pace to match 2011’s record $45.5 billion, according to the American Council of Life Insurers, an insurance trade group.

REIT Market

The U.S. REIT market strengthened further in 2012. The FTSE NAREIT Equity REIT Index, which tracks the performance of U.S. equity REITS and is published jointly by the FTSE Group and the National Association of Real Estate Investment Trusts (NAREIT), posted a return of 18.1% in 2012, compared to 8.3% in 2011. REIT funds continue to see record levels of inflows, due mainly to investors’ preference for dividend-producing stocks in a low interest rate environment. Through the quarter ended September 30, 2012, dedicated REIT mutual funds and exchange-traded funds (ETFs) had positive inflows of $18 billion, far surpassing the total in any previous year, according to Citigroup. REITs continued to strengthen their balance sheets, raising $71.8 billion of debt and equity in 2012, according to SNL Securities, a leading provider of data and analysis of the banking sector.

Property Markets

Tenant demand for commercial real estate increased last year, owing to improving economic conditions and an increased employment base. Vacancy rates in office, retail, and warehouse sectors declined slightly in 2012, according to Property & Portfolio Research (PPR), a Boston-based real estate research firm. Apartments and high-end hotels saw strong improvements in performance with rents and occupancy rates moving significantly higher in select markets. Development activity is low in all sectors except apartments, where improving fundamentals have spurred increased construction activity. Improving space market fundamentals has benefited property values. Overall property values rose 7% over the 12 months ending November 2012, according to Green Street Advisors’ Property Price Index.

Apartments: The national apartment vacancy rate declined to 4.6% as of September 30, 2012, the lowest level since the quarter ended June 30, 2001, according to Reis, a provider of real estate performance data. Rents expanded 4.1% year over year in the quarter ended December 31, 2012, according to PPR. Moderate job growth and the expanding population of 20-34 year olds, who make up the prime renter demographic, will likely continue to drive rental demand in 2013.

Retail: Modest increases in absorption and very little new construction have prompted some improvement in the retail market. Vacancy rates in the retail segment were 7.2% in the fourth quarter of 2012, 20 basis points lower than in the third quarter, according to PPR. Occupancy and rents are rising at class-A malls, but strip malls are still struggling. Some retail chains are downsizing stores due to increased emphasis on internet sales.

Office: National office vacancies declined for third consecutive year in 2012. Office vacancies declined to 15.4% in the quarter ended December 31, 2012, 60 basis points lower than in the year-earlier period, according to CBRE Econometric Advisors, a Boston-based commercial real estate research firm. Office absorption is concentrated in markets dominated by technology and energy firms, which had the largest occupancy gains in 2012. Office absorption may be slowed by backfilling of existing tenant space and shrinking tenant footprints, but improving office-using job growth will likely generate increased demand for space.

Industrial: Absorption of warehouse space has increased for seven straight quarters, but the total amount remains low, according to PPR. Amazon and other internet sellers are fueling demand, which is focused on big boxes that were built in recent years. Vacancy rates declined to 8.4% in the quarter ended December 31, 2012, 40 basis points lower than in the quarter ended September 30, 2012, according to PPR. Development activity remains low at only 0.25% of existing stock on an annual basis (PPR). Improving global economic conditions and manufacturing output in the U.S., along with recovery in the housing market, are all positive signs for the sector.

Hotel: Hotel fundamentals are strong. According to Smith Travel Research (STR), a leading provider of hotel sector data, a record 1.1 billion room nights were sold in 2012, fueled by demand from travelers and group bookings. Hotel occupancy and revenue increased for the third straight year in 2012. Revenue per available room (RevPAR) has risen 6.8% year-to-date through November 2012, after annual increases of 8% in 2010 and 2011.

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

Our business and our results of operations may be materially adversely affected by conditions in the global financial markets and by economic conditions generally.

Even under relatively favorable market conditions, our insurance and annuities products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuities products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders in certain product lines.

•

Sales of our products and services may decline, and lapses and surrenders of variable life and annuity products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

Adverse developments in the U.S. or global economy resulting from the continuing uncertainty about the Federal Reserve’s monetary policy and the ongoing debate over the federal debt ceiling and its temporary suspension, sequestration (the automatic reduction in defense and non-defense spending) and the funding of the U.S. government operating under a temporary resolution could adversely affect our investment results, results of operations and financial position.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. The principal sources of our liquidity are insurance premiums, annuity considerations, cash flow from our investment portfolio, and fees from separate account assets.

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2012, the Partnership had no outstanding matured loans.

A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.

In the event the Partnership’s current investment obligations are not refinanced or extended when they become due and/or the Partnership is required to repay such borrowings and obligation, management anticipates that the repayment of these obligations will be provided by operating cash flow, new debt refinancing, and real estate investment sales.

The companies offering the Contracts and the Partnership are heavily regulated and changes in regulation may reduce our profitability.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for the Company and certain of our affiliates. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), subjects us to substantial federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

•

On October 19, Prudential Financial, received notice that it is under consideration by the Financial Stability Oversight Council (“Council”) for a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (“FRB”) pursuant to Dodd-Frank as a “Designated Financial Company.” We cannot predict whether Prudential Financial will be designated as a Designated Financial Company. If so designated, Prudential Financial would become subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on Prudential Financial’s business and capital distributions. Prudential Financial would also become subject to stress tests to be promulgated by the FRB which could cause it to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of its financial strength.

•

If designated, Prudential Financial could also be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

•

The Council could recommend new or heightened standards and safeguards for activities or practices Prudential and other financial services companies engage in. We cannot predict whether any such recommendations will be financial or their effect on our business, results of operations, cash flows or financial condition.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

Changes in U.S. federal, state or local income tax laws could make some of our products less attractive to consumers and increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Congress from time to time considers legislation that could make our products less attractive to consumers, Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract.While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments that we hold. Our current evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

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

As of December 31, 2012, approximately 20,332 contract owners of record held investments in the Real Property Account.

Item 6. Selected Financial Data

Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position are summarized as follows:

RESULTS OF OPERATIONS:

	Year Ended December 31,
	2012	2011	2010	2009	2008
RESULTS OF OPERATIONS:
Total Investment Income	$26,066,202	$24,372,936	$24,928,302	$26,678,405	$32,124,390

Net Investment Income	$8,712,225	$8,559,353	$8,371,136	$7,967,278	$11,138,184
Net Realized and Unrealized Gain
(Loss) on Real Estate Investments	3,880,392	14,773,499	8,033,579	(49,139,978)	(45,661,694)

Net Increase in Net Assets
Resulting From Operations	$12,592,617	$23,332,852	$16,404,715	$(41,172,700)	$(34,523,510)

FINANCIAL POSITION:
	2012	2011	2010	2009	2008
Total Assets	$246,011,495	$212,980,362	$202,789,389	$204,296,658	$263,665,273

Investment Level Debt, net	$56,775,225	$33,464,270	$30,565,616	$30,824,899	$40,047,827

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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited Consolidated Financial Statements of the Real Property Account and the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of December 31, 2012, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $18.8 million, a decrease of approximately $8.6 million from $27.4 million as of December 31, 2011. The decrease was primarily due to the following activities: (a) $22.4 million for an acquisition of a 59-unit apartment property located in Seattle, Washington; (b) $20.6 million for an acquisition of an 81,159 square foot retail property located in Roswell, Georgia; (c) $5.0 million distribution to general partners’ controlling interest; (d) $0.9 million of principal payments made on financed properties; and (e) $2.8 million paid for capital improvements. Partially offsetting this decrease was the (a) net cash flow generated from property operations of $8.7 million; (b) net proceeds of $8.6 million from the final payment of the Capital Automotive Real Estate Services (or “CARS”) preferred equity investment; (c) $11.7 million of loan proceeds associated with the apartment acquisition in Seattle, Washington; (d) $12.5 million in a loan assumption associated with the retail acquisition in Roswell, Georgia; and (e) net contributions from noncontrolling interest of $1.6 million. The $2.8 million payment for capital improvements included the following items: (a) $0.5 million for building renovations at one of the office buildings in Brentwood, Tennessee; (b) $0.5 million for tenant improvements and leasing costs at the office building in Lisle, Illinois; (c) $0.4 million for tenant improvements and leasing costs at the office property in Beaverton, Oregon (d) $0.3 million for tenant improvements and leasing costs at the retail property in Ocean City, Maryland; (e) $0.3 million for roof replacements at the retail property in Dunn, North Carolina; (f) $0.3 million for exterior painting and interior renovations at the apartment property in Raleigh, North Carolina; (g) $0.2 million for exterior painting and interior renovations at the apartment property in Charlotte, North Carolina; and (h) $0.3 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital redemptions, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of December 31, 2012, approximately 7.7% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2012, and 2011.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2012 was approximately $8.4 million, an increase of approximately $0.2 million from the prior year. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.8 million, $0.4 million and $0.2 million in the office, apartment and hotel sector investments’ net investment income, respectively, from the prior year. Partially offsetting these increases was a decrease of approximately $1.1 million from the prior year in net investment income attributable to the general partners’ controlling interest from the retail sector. Also, there was approximately $0.1 million of additional decreases in other income. The components of this net investment income attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation overview

The Partnership recorded a net recognized gain attributable to the general partner’s controlling interest of $0.3 million for the year ended December 31, 2012, compared with no recognized gains/losses for the prior year. The net recognized gain attributable to the partner’s controlling interest was due to the final payment of the CARS preferred equity investment. The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $2.8 million for the year ended December 31, 2012. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $13.9 million for the prior year. The net unrealized gains attributable to the general partners’ controlling interest for the year ended December 31, 2012 were primarily due to valuation increases in the apartment and retail sector investments. Offsetting the net unrealized gains were net unrealized losses at the office and hotel sector investments. The components of these valuation gains and losses are discussed below by investment type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the years ended December 31, 2012 and 2011.

	Twelve Months Ended December 31,
	2012	2011
Net Investment Income:
Office properties	$3,288,067	$2,491,711
Apartment properties	3,403,493	2,996,631
Retail properties	3,575,746	4,695,227
Hotel property	1,012,079	838,836
Other (including interest income,investment mgt fee, etc.)	(2,873,310)	(2,793,116)

Total Net Investment Income	$8,406,075	$8,229,289

Net Recognized Gain (Loss) on Real Estate Investments:
Retail properties	348,760	—

Net Recognized Gain (Loss) on Real Estate Investments	348,760	—

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	(1,707,955)	4,761,137
Apartment properties	4,131,551	5,260,349
Retail properties	468,060	3,665,511
Hotel property	(78,500)	244,440

Net Unrealized Gain (Loss) on Real Estate Investments	2,813,156	13,931,437

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$3,161,916	$13,931,437

OFFICE PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Lisle, IL	$322,016	$330,658	$(271,332)	$(67,057)	55%	55%
Brentwood, TN # 1	1,154,664	696,325	969,331	2,405,039	100%	100%
Beaverton, OR	534,839	309,284	(1,008,687)	1,318,714	91%	88%
Brentwood, TN # 2	1,276,548	1,155,444	(1,397,267)	1,104,441	100%	100%

	$3,288,067	$2,491,711	$(1,707,955)	$4,761,137

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $3.3 million for the year ended December 31, 2012, which represents an increase of approximately $0.8 million from the prior year. The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2012 was primarily due to rental rate increases from new and existing tenants at one of the properties in Brentwood, Tennessee and an increase in occupancy and expiration of free rent at the property in Beaverton, Oregon.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $1.7 million for the year ended December 31, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $4.8 million from the prior year. The net unrealized losses attributable to the general partners’ controlling interest for the year ended December 31, 2012 were primarily due to (a) a valuation loss at Brentwood, Tennessee property # 2 due to the likelihood that the tenant will not renew upon lease expiration in 2015; (b) a valuation loss at the property in Beaverton, Oregon due to an increase in near-term capital expenditures and less favorable market leasing assumptions; and (c) increased capital expenditures related to leasing and tenant improvement costs and increased real estate taxes at the property in Lisle, Illinois. Partially offsetting these decreases was an increase at Brentwood, Tennessee property # 1 due to increased contract rents and more favorable market leasing assumptions.

APARTMENT PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Atlanta, GA (1)	$—	$64,347	$—	$—	N/A	N/A
Raleigh, NC	1,109,925	1,013,743	1,922,612	2,619,983	96%	96%
Austin, TX	1,440,496	1,343,490	1,144,936	1,782,217	96%	93%
Charlotte, NC	698,232	575,051	639,414	858,149	97%	96%
Seattle, WA	154,840	—	424,589	—	90%	N/A

	$3,403,493	$2,996,631	$4,131,551	$5,260,349

(1)	The Atlanta, Georgia property w as sold on September 29, 2010. The gain for the year ended December 31, 2011 is a result of post-closing adjustments.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $3.4 million for the year ended December 31, 2012, which represents an increase of approximately $0.4 million from the prior year. The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2012 was primarily due to increased rental rates and reduced concessions at the properties in Raleigh, North Carolina; Austin, Texas; and Charlotte, North Carolina and income from the property in Seattle, Washington that was acquired in June 2012.

Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $4.1 million for the year ended December 31, 2012, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $5.3 million for the prior year. The net unrealized gains attributable to the general partners’ controlling interest for the years ended December 31, 2012 were generally due to favorable market leasing assumptions at all of the apartment properties in the portfolio.

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Recognized/ Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Roswell, GA (1)	$—	$72,833	$—	$—	N/A	N/A
Hampton, VA	1,007,128	1,002,441	(143,848)	1,387,132	83%	80%
Ocean City, MD	717,209	873,205	748,224	579,703	91%	96%
Westminster, MD	1,280,838	1,325,394	388,840	591,313	98%	100%
Dunn, NC	289,472	312,820	(297,608)	(189,778)	36%	35%
CARS Preferred Equity (2)	124,134	1,108,534	348,760	1,297,141	N/A	N/A
Roswell, GA	156,965	—	(227,548)	—	95%	N/A

	$3,575,746	$4,695,227	$816,820	$3,665,511

(1)	One of the Roswell, Georgia retail properties was sold on May 1, 2009. The income in 2011 is a result of post-closing adjustments.
(2)

A partial capital redemption of the CARS preferred equity position was paid on March 11, 2011. On March 5, 2012, the Partnership received final payment on the position which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $3.6 million for the year ended December 31, 2012, which represents a decrease of approximately $1.1 million from the prior year. The decrease in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2012 was largely due to (a) reduced interest income from the CARS preferred equity investment due to the final payment of the investment which occurred in the first quarter of 2012; (b) increased interest expense as a result of refinancing the loan and lower occupancy at the Ocean City, Maryland property; and (c) lower occupancy at the Westminster, Maryland property.

Recognized and Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net recognized gain and unrealized gains attributable to the general partners’ controlling interest of approximately $0.8 million for the year ended December 31, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $3.7 million for the prior year. The net recognized and unrealized gains attributable to the general partners’ controlling interest for the year ended December 31, 2012 were primarily due to (a) more favorable market rent assumptions for the property in Ocean City, Maryland; (b) increased market rent and lower operating expenses at the property in Westminster, Maryland; (c) recognized gains on the CARS preferred equity investment as a result of the sale of the investment. Partially offsetting the unrealized gains was an unrealized loss at the property in Dunn, North Carolina due to capital expenditures for roof replacements.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/(Loss) 2012	Net Investment Income/(Loss) 2011	Unrealized Gain/(Loss) 2012	Unrealized Gain/(Loss) 2011	Occupancy 2012	Occupancy 2011
Property
Lake Oswego, OR	$1,012,079	$838,836	$(78,500)	$244,440	67%	65%

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $1.0 million for the year ended December 31, 2012, which represents an increase of approximately $0.2 million from the prior year due to an increase in average daily rate and occupancy.

Unrealized gain/(loss)

The Partnership’s hotel property recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.1 million for the year ended December 31, 2012, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the prior year. The unrealized loss attributable to the general partners’ controlling interest for the year ended December 31, 2012 was primarily due to a decrease in the growth rates applied to average daily rate projections which was partially offset by an increase in occupancy.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $2.9 million for the year ended December 31, 2012, which remained relatively unchanged from the prior year.

(c) Inflation

A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of the facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the audited Consolidated Financial Statements of the Real Property Account and the Partnership may change significantly.

The following sections discuss those critical accounting policies applied in preparing the audited Consolidated Financial Statements of the Real Property Account and the Partnership that are most dependent on the application of estimates and assumptions.

Accounting Pronouncements Adopted

See Note 2C to the Partnership’s audited Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

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

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the audited Consolidated Financial Statements of the Real Property Account and the Partnership and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 40.54% of its investment portfolio as of December 31, 2012, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at December 31, 2012:

	Maturity	Estimated Fair Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$18.8	0.08%

The table below discloses the Partnership’s debt as of December 31, 2012. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	—
Fixed Rate	$954	$1,017	$1,084	$1,153	$1,315	$29,754	$35,277	$35,802
Variable Rate	9,000	—	12,500	—	—	—	21,500	21,634
Premium/(Discount) on Investment Level Debt	(2)	—	—	—	—	—	(2)	—

Total Investment Level Debt	$9,952	$1,017	$13,584	$1,153	$1,315	$29,754	$56,775	$57,436

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2012 are included on Page F-2 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), under the Securities Exchange Act of 1934, as amended as of December 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

JOHN CHIEFFO, Director (current term expires March 2014) – Vice President, Finance and Controller, International Insurance Business, Prudential Financial since 2012; prior to 2012, Controller, International Insurance Business, Prudential Financial. Age 49.

ROBERT M. FALZON, Director and Treasurer (current term expires March 2014) – Senior Vice President, Treasurers, Prudential Financial since 2010; prior to 2010, Managing Director, Real Estate Investments, Prudential Financial. Age 53.

YANELA C. FRIAS, Director, Chief Financial Officer and Chief Accounting Officer (current term expires March 2014) – Managing Director, Treasurers, Prudential Financial since 2008. Age 41.

BERNARD J. JACOB, Director (current term expires March 2014) – Senior Vice President and Chief Financial Officer, US Businesses, Prudential Financial since 2010; prior to 2010, Senior Vice President and Treasurer, Prudential Financial. Age 56.

RICHARD F. LAMBERT, Director (current term expires March 2014) – Senior Vice President and Chief Actuary, Corporate Actuarial, Prudential Financial since 2012; prior to 2012 Vice President and Actuary, Prudential Financial. Age 56.

ROBERT O’DONNELL, Director, Chief Executive Officer and President (current term expires March 2014) – Senior Vice President, Annuities, Prudential Financial since 2012; prior to 2012, Vice President. Age 44.

KENT D. SLUYTER, Director and Senior Vice President (current term expires March 2014) – Senior Vice President, Individual Life Insurance, Prudential Financial since 2002. Age 53.

JOSEPH D. EMANUEL, Chief Legal Officer, Secretary and Vice President (current term expires March 2014) – Vice President and Corporate Counsel, Annuities Law, Prudential Financial since 2005. Age 49.

JAMES M. O’CONNOR, Senior Vice President and Actuary (current term expires March 2014) – Vice President, Actuarial, Prudential Financial since 2001. Age 56.

SARAH J. HAMID, Senior Vice President, Chief Actuary and Appointed Actuary (current term expires March 2014) – Vice President and Actuary, Corporate Actuarial, Prudential Financial since 2008. Age 48.

The business address of all directors and officers of Pruco Life is 213 Washington Street, Newark, New Jersey 07102-2992. Pruco Life directors and officers are elected annually.

Code of Ethics

We have adopted PFI code of business conduct and ethics, known as “Making the Right Choices.” Making the Right Choices is posted on Prudential PFI’s website at www.investor.prudential.com.

In addition, we have adopted PFI Corporate Governance Guidelines, which we refer to herein as the “Corporate Governance Principles and Practices.” PFI’s Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of PFI has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of PFI and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 14, 2013, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2012.

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

The following financial statement schedules of The Prudential Variable Contract Real Property Partnership should be read in conjunction with the financial statements in Item 8 of this Annual Report on Form 10-K:

Schedule III. Real Estate Owned: Properties

See the Index to Financial Statements and Supplementary Data on page F-1.

3.	Documents Incorporated by Reference

See the following list of exhibits.

4.	Exhibits

See the following list of exhibits.

(b)	None.

(c)	The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

3.1	Amended Charter of The Prudential Insurance Company of America, filed as Exhibit (3A) in Post-Effective Amendment No. 18 to Form S-1, Registration Statement No. 33-20083-01, filed April 14, 2005, and incorporated herein by reference.

3.2	Amended By-Laws of The Prudential Insurance Company of America, filed as Exhibit (3B) in Post-Effective Amendment No. 29 to Form N-6, Registration Statement No. 33-20000, filed April 21, 2006, and incorporated herein by reference.

3.3	Resolution of the Board of Directors establishing The Prudential Variable Contract Real Property Account, filed as Exhibit (3C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20083-01, filed April 9, 1997, and incorporated herein by reference.

4.1	Revised Individual Variable Annuity Contract filed as Exhibit (4A)( i) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20083-01, filed April 9, 1997, and incorporated herein by reference.

4.2	Discovery Plus Contract, filed as Exhibit (4A)(ii) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20083-01, filed April 9, 1997, and incorporated herein by reference.

4.3	Custom VAL (previously named Adjustable Premium VAL) Life Insurance Contracts with fixed death benefit, filed as Exhibit (4C)(i) in Post-Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

4.4	Custom VAL (previously named Adjustable Premium VAL) Life Insurance Contracts with variable death benefit, filed as Exhibit (4C)(ii) in Post-Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

4.5	Variable Appreciable Life Insurance Contracts with fixed death benefit, filed as Exhibit (4B)(i) in Post Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

4.6	Variable Appreciable Life Insurance Contracts with variable death benefit, filed as (4B)(ii) in Post Effective Amendment No. 19 to Form S-6, Registration Statement No. 33-20000, filed April 28, 1997, and incorporated herein by reference.

9.	None.

10.1	Investment Management Agreement between Prudential Investment Management, Inc. and The Prudential Variable Contract Real Property Partnership, filed in Post-Effective Amendment No. 16 to Form S-1, Registration Statement No. 33-20083-01, filed April 10, 2003, and incorporated herein by reference.

10.2	Administrative Service Agreement among PIM, Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, filed as Exhibit (10B) in Post-Effective Amendment No. 17 to Form S-1, Registration Statement No. 33-20083-01, filed April 14, 2004, and incorporated herein by reference.

10.3	Partnership Agreement of The Prudential Variable Contract Real Property Partnership filed as Exhibit (10C) in Post-Effective Amendment No. 9 to Form S-1, Registration Statement No. 33-20083-01, filed April 9, 1997, and incorporated herein by reference.

11.	Not applicable.

12.	Not applicable.

16.	None.

18.	None.

22.	Not applicable.

23.	None.

24.	Powers of Attorney are filed herewith.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

101.INS	- XBRL Instance Document.

101.SCH	- XBRL Taxonomy Extension Schema Document.

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: March 19, 2013	By:	/s/ Robert F. O’Donnell
Robert F. O’Donnell President and Director (Principal Executive Officer)

Date: March 19, 2013	By:	/s/ Yanela C. Frias
Yanela C. Frias Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*/s/ John Chieffo John Chieffo	Director	March 19, 2013

*/s/ Robert M. Falzon Robert M. Falzon	Director	March 19, 2013

*/s/ Bernard J. Jacob Bernard J. Jacob	Director	March 19, 2013

*/s/ Richard F. Lambert Richard F. Lambert	Director	March 19, 2013

*/s/ Kent D. Sluyter Kent D. Sluyter	Director	March 19, 2013

By:	*/s/ Sun-Jin Moon
Sun-Jin Moon (Attorney-in-Fact)

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

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

March 15, 2013

Report of Independent Registered Public Accounting Firm

To the Contract Owners of

The Pruco Life Variable Contract Real Property Account

and the Board of Directors of

Prudential Life Insurance Company

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life Variable Contract Real Property Account at December 31, 2012 and 2011, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2013

FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$96,815,891	$93,491,282

Net Assets	$96,815,891	$93,491,282

NET ASSETS, representing:
Equity of contract owners	$71,084,830	$69,236,373
Equity of Pruco Life Insurance Company	25,731,061	24,254,909

	$96,815,891	$93,491,282

Units outstanding	33,007,302	33,860,393

Portfolio shares held	2,807,408	2,896,826
Portfolio net asset value per share	$34.49	$32.27
STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
INVESTMENT INCOME
Net investment income from Partnership operations	$4,555,404	$4,488,212	$4,371,539

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	422,625	397,048	365,083

NET INVESTMENT INCOME	4,132,779	4,091,164	4,006,456

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Change in unrealized gain (loss) on real estate investments held	1,525,714	7,604,820	2,753,040
Net gain (loss) recognized on real estate investments sold	188,999	—	1,276,007

NET GAIN (LOSS) ON INVESTMENTS	1,714,713	7,604,820	4,029,047

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,847,492	$11,695,984	$8,035,503

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
OPERATIONS
Net investment income	$4,132,779	$4,091,164	$4,006,456
Net change in unrealized gain (loss) on investments in Partnership	1,525,714	7,604,820	2,753,040
Net realized gain (loss) on sale of investments allocated from the Partnership	188,999	—	1,276,007

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	5,847,492	11,695,984	8,035,503

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(2,386,962)	(1,953,771)	(2,162,856)
Net withdrawals by Pruco Life Insurance Company	(135,921)	(6,446,130)	(7,601,883)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,522,883)	(8,399,901)	(9,764,739)

TOTAL INCREASE (DECREASE) IN NET ASSETS	3,324,609	3,296,083	(1,729,236)
NET ASSETS
Beginning of period	93,491,282	90,195,199	91,924,435

End of period	$96,815,891	$93,491,282	$90,195,199

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Note 1: General

Pruco Life Variable Contract Real Property Account (the “Account” or the “Registrant”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life” or the “Company”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) and is registered under the Securities Act of 1933, as amended. The assets of the Account are segregated from Pruco Life’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

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

Adoption of Accounting Pronouncements

Effective January 1, 2012, the Account adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 10. Adoption of this guidance did not have a material effect on the Account’s financial position or results of operations.

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At December 31, 2012 and December 31, 2011 the Account’s interest in the General Partners Controlling Interest was as 54.2% or 2,807,408 shares and 54.3% or 2,896,826 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s consolidated financial statements.

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Note 4: Net Withdrawals by Contract Owners

Net contract owner withdrawals for the account by product for the years ended December 31, 2012, 2011 and 2010 were as follows:

2012:
	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$2,503,913	$204,434	$0	$(804)	$2,707,543
Policy Loans:	(1,284,170)	(61,499)	0	(19,611)	(1,365,280)
Policy Loan Repayments and Interest:	1,872,116	91,954	0	63,289	2,027,359
Surrenders, Withdrawals, and Death Benefits:	(2,690,563)	(203,232)	(958)	(118,331)	(3,013,084)
Net Transfers From/(To) Other Subaccounts or Fixed Rate Option:	(517,949)	(77,676)	(0)	(22,952)	(618,577)
Administrative and Other Charges:	(1,951,656)	(158,495)	0	(14,772)	(2,124,923)

Net Withdrawals by Contract Owners	$(2,068,309)	$(204,514)	$(958)	$(113,181)	$(2,386,962)

2011:
	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$2,595,469	$215,012	$0	$(211)	$2,810,270
Policy Loans:	(1,184,757)	(60,209)	0	(25,959)	(1,270,925)
Policy Loan Repayments and Interest:	1,841,016	62,529	0	67,336	1,970,881
Surrenders, Withdrawals, and Death Benefits:	(2,891,506)	(165,020)	(38,457)	(83,480)	(3,178,463)
Net Transfers From/(To) Other Subaccounts or Fixed Rate Option:	(265,821)	(25,519)	(3,964)	117,534	(177,770)
Administrative and Other Charges:	(1,940,418)	(152,955)	0	(14,391)	(2,107,764)

Net Withdrawals by Contract Owners	$(1,846,017)	$(126,162)	$(42,421)	$60,829	$(1,953,771)

2010:
	VAL	VLI	SPVA	SPVL	TOTAL
Contract Owner Net Payments:	$2,781,436	$223,857	$0	$253	$3,005,546
Policy Loans:	(1,195,956)	(64,697)	0	(28,134)	(1,288,787)
Policy Loan Repayments and Interest:	1,717,999	63,172	0	181,541	1,962,712
Surrenders, Withdrawals, and Death Benefits:	(2,534,904)	(117,396)	(6,262)	(364,561)	(3,023,123)
Net Transfers From/(To) Other Subaccounts or Fixed Rate Option:	(665,035)	(46,365)	0	1,972	(709,428)
Administrative and Other Charges:	(1,951,484)	(145,224)	0	(13,068)	(2,109,776)

Net Withdrawals by Contract Owners	$(1,847,944)	$(86,653)	$(6,262)	$(221,997)	$(2,162,856)

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Note 5: Partnership Distributions

For the year ended December 31, 2012, the Partnership made one distribution, $5 million on March 28, 2012. The Account’s share of this distribution was $2.9 million. During the year ended December 31, 2011, the Partnership made a total of $15 million in distributions. The distributions occurred on May 31st, September 26th, and December 27th for $5 million each. The Account’s share of these distributions were $2.9 million each or a total of $8.8 million. During the year ended December 31, 2010, the Partnership made distributions of $7.5 million on May 3rd and $10 million on October 27th. The Account’s share of these distributions was $4.3 and $5.8 million respectively.

Note 6: Unit Activity

All products referred to in Note 1 for outstanding units at December 31, 2012, 2011, and 2010 were as follows:

2012
Company		Contract Owner

			VAL	VLI	SPVA	SPVL
Contributions:	1,237,145	Contributions:	1,640,833	98,557	0	35,451
Redemptions:	(1,255,760)	Redemptions:	(2,361,514)	(165,240)	(395)	(82,166)

2011
Company		Contract Owner

			VAL	VLI	SPVA	SPVL
Contributions:	1,203,538	Contributions:	1,797,079	106,082	0	306,025
Redemptions:	(3,561,739)	Redemptions:	(2,505,000)	(151,001)	(19,032)	(277,379)

2010
Company		Contract Owner

			VAL	VLI	SPVA	SPVL
Contributions:	1,272,554	Contributions:	1,959,202	120,611	0	109,412
Redemptions:	(4,476,027)	Redemptions:	(2,753,017)	(155,857)	(3,200)	(221,825)

Note 7: Purchases and Distributions of Investments

The aggregate costs of purchases and proceeds from distributions of investments in the Partnership for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Purchases:	$0	$0	$0
Distributions:	$2,945,508	$8,796,949	$10,129,823

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

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

	Units (000’s)	Unit Value Lowest-Highest	Net Assets (000’s)	Investment Income Ratio*	Expense Ratio ** Lowest-Highest	Total Return *** Lowest-Highest
December 31, 2012	24,124	$2.30961 to 2.63416	$71,085	4.84%	0.35% to 1.25%	5.53% to 6.48%
December 31, 2011	24,958	$2.36048 to 2.95634	$69,236	4.79%	0.35% to 1.25%	12.33% to 13.33%
December 31, 2010	25,702	$2.10140 to 2.60866	$63,083	4.79%	0.35% to 1.25%	8.31% to 9.29%
December 31, 2009	26,646	$1.94013 to 2.38693	$59,966	3.98%	0.35% to 1.25%	-19.26% to -18.54%
December 31, 2008	28,295	$2.40304 to 2.93018	$78,361	4.55%	0.35% to 1.25%	-14.47% to -13.70%

The table above reflects information for units held by contract owners. Pruco Life also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. Pruco Life held 8,883,406, 8,902,021, 11,260,223, 14,463,696, and 14,533,069 units representing $25,731,061, $24,254,909, $27,112,090, $31,957,972, and $39,468,030 of net assets as of December 31, 2012, 2011, 2010, 2009 , and 2008 respectively. Charges for mortality risk, expense risk and administrative expenses are used by Pruco Life to purchase additional units in its account resulting in no impact to its net assets.

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

December 31, 2012

Note 8: Financial Highlights: (continued)

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

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Note 9: Related Party

Prudential and its affiliates perform various services on behalf of the Partnership in which the Account invests and may receive fees for the services performed. These services include, among other things, shareholder communications, document preparation, postage, fund transfer agency and various other record keeping and customer service functions.

Note 10: Fair Value Disclosure

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

The Account’s Level 3 assets consist of the investment in the Partnership which is based on the Account’s proportionate interest of the Partnership’s fair value which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s financial statements.

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

December 31, 2012

In general, the input values used in the appraisal process are unobservable, therefore unless indicated otherwise; the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:

	($ in 000’s) Fair Value Measurements at December 31, 2012 using
Assets:	Amounts Measured at Fair Value December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$96,816	$—	$—	$96,816

	($ in 000’s) Fair Value Measurements at December 31, 2011 using
Assets:	Amounts Measured at Fair Value December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$93,491	$—	$—	$93,491

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2012 and December 31, 2011.

Table 2:

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the year ended December 31, 2012 (Level 3)

Beginning balance @ 01/01/12	$93,491
Total gains or losses (realized/unrealized)	—
included in earnings (or changes in net assets) from Partnership operations	1,715
Net Investment Income from Partnership operations	4,555
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(2,945)

Ending balance @ 12/31/12	$96,816

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,526

($ in 000’s)
Fair Value Measurements Using Significant Unobservable Inputs for the year ended December 31, 2011 (Level 3)

Beginning balance @ 01/01/11	$90,195
included in earnings (or changes in net assets) from Partnership operations	7,605
Net Investment Income from Partnership operations	4,488
Acquisition/Additions	—
Equity Income	—
Contributions	—
Equity losses	—
Distributions	(8,797)

Ending balance @ 12/31/11	$93,491

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$7,605

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Partners of

The Prudential Variable Contract Real Property Partnership:

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Account at December 31, 2012 and 2011, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2013

NOTES TO THE FINANCIAL STATEMENTS OF

THE PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2012

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Partners of

The Prudential Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2013 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2013

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2012	December 31, 2011
ASSETS
REAL ESTATE INVESTMENTS—At estimated fair value:
Real estate and improvements
(cost: 12/31/2012— $241,855,397; 12/31/2011—$196,297,813)	$223,622,447	$174,533,231
Preferred equity investments (cost:
12/31/2012—$0; 12/31/2011— $8,554,984)	—	8,277,037

Total real estate investments	223,622,447	182,810,268
CASH AND CASH EQUIVALENTS	18,829,641	27,404,667
OTHER ASSETS, NET	3,559,407	2,765,427

Total assets	$246,011,495	$212,980,362

LIABILITIES AND PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT (net of unamortized discount: 12/31/12 $2,273; 12/31/11 $4,956)	$56,775,225	$33,464,270
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,696,038	2,148,095
DUE TO AFFILIATES	681,109	612,946
OTHER LIABILITIES	843,148	952,223

Total liabilities	$60,995,520	$37,177,534

COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	178,756,670	172,188,679
NONCONTROLLING INTEREST	6,259,305	3,614,149

	185,015,975	175,802,828

Total liabilities and partners’ equity	$246,011,495	$212,980,362

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,183,476	5,335,263

SHARE VALUE AT END OF PERIOD	$34.49	$32.27

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
INVESTMENT INCOME:
Revenue from real estate and improvements	$25,920,808	$23,236,660	$23,887,391
Equity in income of preferred equity investments	127,288	1,109,254	1,010,274
Interest income	18,106	27,022	30,637

Total investment income	26,066,202	24,372,936	24,928,302

INVESTMENT EXPENSES:
Operating	6,189,842	6,086,034	6,247,020
Investment management fee	2,443,023	2,373,128	2,315,378
Real estate taxes	2,400,551	1,992,163	2,386,515
Administrative	4,294,566	3,990,437	4,619,659
Interest expense	2,025,995	1,371,821	988,594

Total investment expenses	17,353,977	15,813,583	16,557,166

NET INVESTMENT INCOME	8,712,225	8,559,353	8,371,136

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	8,571,929	—	16,981,750
Less: Cost of real estate investments sold	8,501,116	—	20,366,393

Gain (loss) realized from real estate investments sold	70,813	—	(3,384,643)
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(277,947)	—	(5,710,830)

Net gain (loss) recognized on real estate investments sold	348,760	—	2,326,187

Change in unrealized gain (loss) on real estate investments held	3,531,632	14,773,499	5,707,392

NET REALIZED AND UNREALIZED GAIN (LOSS)	3,880,392	14,773,499	8,033,579

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,592,617	$23,332,852	$16,404,715

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	306,150	330,064	401,727
Net unrealized gain (loss) attributable to noncontrolling interest	718,476	842,062	679,307

Net increase (decrease) in net assets resulting from operations attributable to the noncontrolling interest	$1,024,626	$1,172,126	$1,081,034

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	8,406,075	8,229,289	7,969,409
Net recognized gain (loss) attributable to general partners’ controlling interest	348,760	—	2,326,187
Net unrealized gain (loss) attributable to general partners’ controlling interest	2,813,156	13,931,437	5,028,085

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$11,567,991	$22,160,726	$15,323,681

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
		2012			2011			2010

	General Partners’ Controlling Interest	Non-controlling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS:
Net investment income (loss)	$8,406,075	$306,150	$8,712,225	$8,229,289	$330,064	$8,559,353	$7,969,409	$401,727	$8,371,136
Net realized and unrealized gain (loss) from real estate investments	3,161,916	718,476	3,880,392	13,931,437	842,062	14,773,499	7,354,272	679,307	8,033,579

Increase (decrease) in net assets resulting from operations	11,567,991	1,024,626	12,592,617	22,160,726	1,172,126	23,332,852	15,323,681	1,081,034	16,404,715

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM
CAPITAL TRANSACTIONS:
Distributions	(5,000,000)	—	(5,000,000)	(15,000,000)	—	(15,000,000)	(17,500,000)	—	(17,500,000)
Contributions from noncontrolling interest	—	1,688,870	1,688,870	—	—	—	—	—	—
Distributions to noncontrolling interest	—	(68,340)	(68,340)	—	(257,798)	(257,798)	—	(479,122)	(479,122)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	1,620,530	(3,379,470)	(15,000,000)	(257,798)	(15,257,798)	(17,500,000)	(479,122)	(17,979,122)

INCREASE (DECREASE) IN NET ASSETS	6,567,991	2,645,156	9,213,147	7,160,726	914,328	8,075,054	(2,176,319)	601,912	(1,574,407)
NET ASSETS— Beginning of period	172,188,679	3,614,149	175,802,828	165,027,953	2,699,821	167,727,774	167,204,272	2,097,909	169,302,181

NET ASSETS— End of period	$178,756,670	$6,259,305	$185,015,975	$172,188,679	$3,614,149	$175,802,828	$165,027,953	$2,699,821	$167,727,774

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets from operations	$12,592,617	$23,332,852	$16,404,715
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(3,880,392)	(14,773,499)	(8,033,579)
Amortization of discount on investment level debt	2,683	5,281	(8,407)
Amortization of deferred financing costs	44,495	36,550	43,970
(Increase) decrease in accrued interest included in preferred equity investment	53,868	(257,109)	72,163
Bad debt expense	80,228	68,800	123,552
(Increase) decrease in:
Other assets	(918,703)	(454,621)	46,309
Increase (decrease) in:
Accounts payable and accrued expenses	777,256	(449,261)	(515,246)
Due to affiliates	68,163	15,810	(5,965)
Other liabilities	(109,075)	(76,095)	3,039

Net cash flows provided by (used in) operating activities	8,711,140	7,448,708	8,130,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	8,571,929	—	16,981,750
Acquisition of real estate and improvements	(30,528,031)	—	—
Additions to real estate and improvements	(2,758,866)	(2,430,061)	(2,522,678)
Return of investment in preferred equity	—	5,868,661	—

Net cash flows provided by (used in) investing activities	(24,714,968)	3,438,600	14,459,072

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(15,000,000)	(17,500,000)
Proceeds from investment level debt	11,700,000	19,000,000	429,328
Principal payments on investment level debt	(891,728)	(16,106,627)	(680,204)
Contributions from noncontrolling interest	1,688,870	—	—
Distributions to noncontrolling interest	(68,340)	(257,798)	(479,122)

Net cash flows provided by (used in) financing activities	7,428,802	(12,364,425)	(18,229,998)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,575,026)	(1,477,117)	4,359,625
CASH AND CASH EQUIVALENTS - Beginning of period	27,404,667	28,881,784	24,522,159

CASH AND CASH EQUIVALENTS - End of period	$18,829,641	$27,404,667	$28,881,784

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF REAL ESTATE INVESTMENTS

Property Name	December 31, 2012 Ownership	City, State	2012 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	December 31, 2012		December 31, 2011
				Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$26,878,077	$7,400,000	$26,406,742	$7,200,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,649,543	7,722,447	13,488,141	8,569,729
Westpark	WO	Brentwood, TN	98,656	15,211,299	14,400,000	15,144,132	13,363,502
Financial Plaza	WO	Brentwood, TN	98,049	13,447,441	9,800,000	12,950,174	10,700,000

	Offices % as of 12/31/12		22%	69,186,360	39,322,447	67,989,189	39,833,231
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,400,483	22,900,000	—	—
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	17,106,488	22,400,000	16,829,100	20,200,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,927,224	26,500,000	22,872,160	25,300,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,153,138	12,000,000	13,992,552	11,200,000

	Apartments % as of 12/31/12		47%	76,587,333	83,800,000	53,693,812	56,700,000
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,253,808	17,600,000	18,209,961	17,700,000
White Marlin Mall	CJV	Ocean City, MD	197,098	24,224,224	29,500,000	23,905,783	27,800,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,088,285	15,600,000	15,077,125	15,200,000
CARS Preferred Equity	PE	Various	N/A	—	—	8,554,984	8,277,037
Harnett Crossing	WO	Dunn, NC	189,143	6,727,082	3,300,000	6,429,474	3,300,000
Village Walk	WO	Roswell, GA	81,159	20,627,548	20,400,000	—	—

	Retail % as of 12/31/12		48%	84,920,947	86,400,000	72,177,327	72,277,037
HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,160,757	14,100,000	10,992,469	14,000,000

	Hotel % as of 12/31/12		8%	11,160,757	14,100,000	10,992,469	14,000,000
Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 12/31/12			125%	$241,855,397	$223,622,447	$204,852,797	$182,810,268

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

PE - Preferred equity investments accounted for under the equity method

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF REAL ESTATE INVESTMENTS

	December 31, 2012				December 31, 2011
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				10.5%		15.9%
Federal Home Loan Bank, 0 coupon bond	$3,300,000	January, 2013	$3,300,000	$3,300,000	$697,000	$697,000
Federal Home Loan Bank, 0 coupon bond	6,000,000	January, 2013	6,000,000	6,000,000	10,000,000	10,000,000
Federal Home Loan Bank, 0 coupon bond	6,400,000	February, 2013	6,399,006	6,399,006	15,999,413	15,999,413

Total Cash Equivalents			15,699,006	15,699,006	26,696,413	26,696,413
Cash			3,130,635	3,130,635	708,254	708,254

Total Cash and Cash Equivalents			$18,829,641	$18,829,641	$27,404,667	$27,404,667

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 1: Organization

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”), Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of Prudential, and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), a wholly-owned subsidiary of Pruco Life. The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey (collectively the “General Partners”). The General Partners may make additional daily cash contributions to or withdrawals from the Partnership in accordance with the provisions of the Partnership Agreement.

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

Note 2: Summary of Significant Accounting Policies

A.	Basis of Presentation – The accompanying consolidated financial statements of the Partnership included herein have been prepared in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States of America that are applicable to investment companies. The Partnership has evaluated subsequent events through March 15, 2013, the date these financial statements were available to be issued.

B.	Management’s Use of Estimates in the Financial Statements – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

C.	Accounting Pronouncements Adopted – In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Partnership adopted this guidance on January 1, 2010. The required disclosure is provided in Note 5.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting periods beginning after December 15, 2011 and is applied prospectively. Effective January 1, 2012, the Partnership adopted this updated guidance regarding the fair value measurements and disclosure requirements. The expanded disclosures required by this guidance are included in Note 5. Adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 2: Summary of Significant Accounting Policies (continued)

D.	Real Estate Investments – Real estate investments are carried at fair value. Properties owned are initially recorded at the purchase price plus closing costs. Development costs and major renovations are capitalized as a component of cost, and routine maintenance and repairs are charged to expense as incurred. Real estate costs include the cost of acquired property, including all the tangible and intangible assets. Tangible assets include the value of all land, building and tenant improvements at the time of acquisition. Intangible assets include the value of any above and below market leases, in-place leases, and tenant relationships at the time of acquisition.

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

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated market values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These variances could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2012 and 2011.

E.	Cash and Cash Equivalents – Cash and cash equivalents are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months when purchased. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of PFI and are accounted for at fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 2: Summary of Significant Accounting Policies (continued)

F.	Other Assets – Other assets includes both cash for operating and capital expenditures maintained by wholly-owned and consolidated joint ventures, tenant security deposits by both the wholly-owned and consolidated joint ventures, restricted cash for wholly-owned and consolidated joint ventures reserved for future payments of investment level debt, real estate taxes and insurance premiums, as well as, tenant receivables maintained by both wholly-owned and consolidated joint ventures. As of December 31, 2012 and 2011, cash and restricted cash held by consolidated joint ventures was $1,464,750 and $522,232, respectively. The balances for tenant security deposits held by wholly-owned and consolidated joint ventures was $101,699 and $87,600, respectively, for the same period. The balance for cash and restricted cash held by wholly-owned entities was $0 and $519,324, respectively, for the same period. The balance for tenant receivables held by wholly-owned and consolidated joint ventures was $625,911and $684,556 for the same period, which are shown net of allowance for uncollectible accounts of $95,687 and $65,622 for the same period.

G.	Investment Level Debt – Investment level debt includes mortgage loans payable on wholly owned properties and consolidated partnerships and is stated at the principal amount, net of unamortized discount, of the obligations outstanding. At times the Partnership may assume debt in connection with the purchase of real estate.

H.	Revenue and Expense Recognition – Revenue from real estate is recognized when earned in accordance with the terms of the respective leases. Operating expenses are recognized as incurred. Revenue from certain real estate investments is net of all or a portion of related real estate expenses, as lease arrangements vary as to responsibility for payment of these expenses between tenants and the Partnership. Since real estate investments are stated at estimated fair value, net income is not reduced by depreciation or amortization expense. Interest expenses are accrued periodically based on the contractual interest rate and terms of the loans. Interest expenses are included in Net Investment Income in the Consolidated Statement of Operations.

I.	Equity in Income of Preferred Equity Investments - Equity in income of preferred equity investments represents the Partnership’s share of the current year’s preferred equity investment income as provided for under the terms of the agreement. Frequency of distribution of income is determined by the formal agreement or by the executive committee of the investment. Any cash distributed by the preferred equity investment in excess of the amount of income generated from the investment is treated as a return of the Partnership’s preferred equity investment.

J.	Income Taxes - The Partnership is not a taxable entity under the provisions of the Internal Revenue Code. The income and capital gains and losses of the Partnership are attributed, for federal income tax purposes, to the Partners in the Partnership. The Partnership may be subject to state and local taxes in jurisdictions in which it operates.

Note 3: Other

During the year ended December 31, 2011, the Partnership identified that the preferred equity investment was utilizing a lower interest rate than what was stated in the amended agreement. Because the impact of such amount is not material to the Partnership’s financial statements for the year ended December 31, 2011 or prior years, the Partnership recorded an adjustment during the year ended December 31, 2011. Had the adjustment to the interest rate been recorded in previous periods, the overall impact on previous periods would have been an increase of $298,733 to the “Preferred equity investments” on the Consolidated Statements of Assets and Liabilities” and “Equity in Income of Preferred Equity Investments” on the Consolidated Statements of Operations.

Note 4: Disclosure of Supplemental Cash Flow and Non-Cash Investing and Financing Activity

Cash paid for interest during the years ended December 31, 2012, 2011, and 2010, was $1,981,491, $1,335,269, and $944,623, respectively.

During year ended December 31, 2012, in conjunction with the acquisition of a wholly owned investment, the Partnership assumed a variable rate mortgage loan payable totaling $12.5 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

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

For items classified as Level 3, a reconciliation of the beginning and ending balances, as shown in table 2 below, is also required. During the year ended December 31, 2012 and 2011, there were no transfers between Level 1 and Level 2.

Please refer to Note 2D for discussion of valuation methodology.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1
		(in 000’s)
		Fair value measurements at December 31, 2012 using
Assets:	Cost at 12/31/12	Amounts measured at fair value 12/31/2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$241,855	$223,622	$—	$—	$223,622
Cash equivalents	15,699	15,699	15,699	—	—

Total	$257,554	$239,321	$15,699	$—	$223,622

		(in 000’s)
		Fair value measurements at December 31, 2011 using
Asse ts:	Cost at 12/31/11	Amounts measured at fair value 12/31/2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$196,298	$174,533	$—	$—	$174,533
Preferred equity investments	8,555	8,277	—	—	8,277
Cash equivalents	26,696	26,696	26,696	—	—

Total	$231,549	$209,506	$26,696	$—	$182,810

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 5: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2012 and December 31, 2011.

Table 2
(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)
	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/12	$174,533	$8,277	$182,810
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	3,532	349	3,881
Equity income (losses)/interest income	—	127	127
Acquisitions, issuances and contributions	45,557	—	45,557
Disposition, settlements and distributions	—	(8,753)	(8,753)

Ending balance @ 12/31/12	$223,622	$—	$223,622

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$3,532	$—	$3,532

(in 000’s)
Fair value measurements using significant unobservable inputs
(Level 3)
	Real estate and improvements	Preferred equity investments	Total
Beginning balance @ 1/1/11	$158,900	$12,591	$171,491
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	13,477	1,297	14,774
Equity income (losses)/interest income	—	1,109	1,109
Acquisitions, issuances and contributions	2,156	—	2,156
Disposition, settlements and distributions	—	(6,720)	(6,720)

Ending balance @ 12/31/11	$174,533	$8,277	$182,810

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$13,477	$1,297	$14,774

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 5: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of December 31, 2012
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$83,800	4	Discounted cash flow	Exit capitalization rate	5.50%—6.25%(5.96%)
				Discount rate	7.00%—8.00%(7.29%)
Hotel	14,100	1	Discounted cash flow	Exit capitalization rate	9.25%(9.25%)
				Discount rate	11.50%(11.50%)
Office	39,322	4	Discounted cash flow	Exit capitalization rate	7.75%—9.00%(8.51%)
				Discount rate	8.5%—10.00%(9.19%)
Retail	86,400	5	Discounted cash flow	Exit capitalization rate	6.75%—9.50%(7.78%)
				Discount rate	7.00%—10.50%(8.38%)

	$223,622

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 6: Investment Level Debt

Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/12		As of 12/31/11	As of 12/31/12
	100% Principal Balance Outstanding	(Unaudited) Partnership’s Share of Principal Balance Outstanding [1]	100% Principal Balance Outstanding	Interest Rate 2, [3]	Maturity Date	Terms [4]
Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$4,940	$4,940	$5,587	6.75%	2018	PP, P&I
Ocean City, MD	18,637	13,042	18,882	5.49%	2021	P&I
Raleigh, NC	9,000	9,000	9,000	DMBS +142	2013	I
Roswell, GA	12,500	12,500	—	5.10%	2015	I
Seattle, WA	11,700	9,945	—	4.15%	2022	P&I
Unamortized Premium (Discount)	(2)	(2)	(5)

Total	$56,775	$49,425	$33,464

1.	Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the partnership were liquidated at December 31, 2012. It does not represent the Partnership’s legal obligation.
2.	The Partnership’s weighted average interest rate was 4.94 % and 4.94% at December 31, 2012 and 2011, respectively. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.
3.	At December 31, 2012, the Discounted Mortgage -Backed Security (“ DMBS”) rate is 1.57% .
4.	Loan Terms P P =Prepayment penalties applicable to loan, I=Interest only, P &I=Principal and Interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 6: Investment Level Debt (continued)

As of December 31, 2012 principal amounts of mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2013	9,954
2014	1,017
2015	13,584
2016	1,153
2017	1,315
Thereafter	29,754

Total Principal Balance Outstanding	$56,777
Premium (Discount)	(2)

Principal Balance Outstanding, net of premium (discount)	$56,775

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated fair value of $112.8 million.

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $57.4 million, and a carrying value (amortized cost) of $56.8 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the contract, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 7: Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2012 the Partnership had no outstanding matured loans.

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

For Years Ended December 31, 2012, 2011, and 2010

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

At December 31, 2012, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established NCREIF regions is as follows:

Region	Estimated Fair Value (in 000’s)	Region %
East North Central	$7,400	3.31%
Mideast	123,300	55.14%
Pacific	21,822	9.76%
Southeast	44,600	19.94%
Southwest	26,500	11.85%

Total	$223,622	100.00%

The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures.

Note 9: Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2013 to December 31, 2025. At December 31, 2012, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)
2013	$12,666
2014	12,205
2015	9,332
2016	7,086
2017	6,399
Thereafter	14,154

Total	$61,842

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

Note 11: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2012, 2011, and 2010 management fees incurred by the Partnership were $2.4 million, $2.4 million, and $2.3 million for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2012, 2011, and 2010 were $53,630, $53,630, and $53,630; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

Note 12: Financial Highlights

	For The Twelve Months Ended December 31,
	2012	2011	2010	2009	2008
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$32.27	$28.38	$25.88	$31.65	$36.55
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	2.08	1.86	1.66	1.49	2.15
Investment Management fee attributable to general partners’ controlling interest	(0.47)	(0.42)	(0.35)	(0.39)	(0.51)
Net realized and unrealized gain (loss) on investments attributable to general partners’controlling interest	0.61	2.45	1.19	(6.87)	(6.54)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’controlling interest	2.22	3.89	2.50	(5.77)	(4.90)

Net Asset Value attributable to general partners’ controlling interest, end of period	$34.49	$32.27	$28.38	$25.88	$31.65

Total Return attributable to general partners’ controlling interest, before Management Fee:	8.36%	15.25%	10.96%	-17.04%	-12.14%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	6.86%	13.71%	9.59%	-18.24%	-13.40%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$179	$172	$165	$167	$214
Ratios to average net assets for the period ended (b):
Management fees	1.42%	1.40%	1.39%	1.40%	1.38%
Other portfolio Level Expense	0.26%	0.26%	0.24%	0.20%	0.06%

Total Portfolio Level Expenses	1.68%	1.66%	1.63%	1.60%	1.44%

Net Investment Income, before Management Fee	6.30%	6.22%	6.15%	5.29%	5.87%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

                                 Net Investment Income + Net Realized and Unrealized Gains/(Losses)

                Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Note 13: Subsequent Events

On February 25, 2013, the Partnership sold Dunhill Trace Apartments, a wholly owned property for a net sales price of approximately $23.1 million with a net recognized gain of $.4 million.

On March 1, 2013, the Partnership acquired a 90% interest in Vantage Park, a residential property in Seattle, Washington. The total purchase price was $20.6 million. In conjunction with this purchase, total investment level debt in the amount of $12.4 million with a fixed rate of 3.84% and a maturity date of February 28, 2023 was entered into.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

For Years Ended December 31, 2012, 2011, and 2010

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

SCHEDULE III—REAL ESTATE OWNED: PROPERTIES

DECEMBER 31, 2012

			Initial Costs to the Partnership		Costs Capitalized Subsequent to Acquisition
Description	Encumbrances at 12/31/12		Land	Building & Improvements		Land	Building & Improvements	Total		Year of construction	Date Acquired
Properties:
750 Office Building Lisle, IL	None		1,780,000	15,743,881	9,354,196	1,949,206	24,928,871	26,878,077		1985	Apr., 1988
Dunhill Garden Apartments Raleigh, NC	8,997,727	b	1,623,146	14,135,553	1,347,789	1,824,262	15,282,226	17,106,488		1995	Jun., 1995
portland Hotel Lake Oswego, OR	None		1,500,000	6,508,729	3,152,028	1,500,000	9,660,757	11,160,757		1989	Dec., 2003
Westpark Office Building Brentwood, TN # 1	None		1,797,000	6,588,451	6,825,848	1,855,339	13,355,960	15,211,299		1982	Oct., 1995
Summit Office Building Beaverton, OR	None		816,415	9,897,307	2,935,821	845,887	12,803,656	13,649,543		1995	Dec., 1996
tractor Office Complex Brentwood, TN # 2	None		2,425,000	7,063,755	3,958,686	2,463,600	10,983,841	13,447,441		1987	Oct., 1997
Hampton Retail Shopping Center Hampton, VA	4,940,586		2,339,100	12,767,956	3,146,752	4,839,418	13,414,390	18,253,808		1998	May, 2001
Westmin Retail Shopping Center Westminster, MD	None		3,031,735	9,326,605	2,729,945	3,031,735	12,056,550	15,088,285		2005	June, 2006
WMM Retail Shopping Center Ocean City, MD	18,636,914		1,517,099	8,495,039	14,212,086	1,524,555	22,699,669	24,224,224		1986	Nov., 2002
Broadsto Garden Apartments Austin, TX	None		2,577,097	20,125,169	224,958	2,577,097	20,350,127	22,927,224		2007	May, 2007
Harnett Retail Shopping Center Dunn, NC	None		586,500	5,372,344	768,238	385,560	6,341,522	6,727,082		1984	Aug., 2007
Reserve Garden Apartments Charlotte, NC	None		1,350,000	12,184,750	618,388	1,365,423	12,787,715	14,153,138		1998	Sep., 2007
700 Garden Apartments Seattle, WA	11,700,000		4,252,500	18,071,707	76,276	4,581,366	17,819,117	22,400,483		2004	Jun., 2012
Village Retail Shopping Center Roswell, GA	12,500,000		2,062,908	18,566,167	(1,527)	2,062,908	18,564,640	20,627,548		2005	Sep., 2012

	56,775,227		27,658,500	164,847,413	49,349,484	30,806,356	211,049,041	241,855,397	a

	2012	2011	2010
a Balance at beginning of year	196,297,813	194,140,941	211,091,543
Additions:
Improvements, etc.	45,557,584	2,156,872	3,415,791
Deletions:
Sale	—	—	(20,366,393)

Balance at end of year	241,855,397	196,297,813	194,140,941

b Net of an unamortized discount of $2,273