Form 10-Q
period 2013-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2013-05-13
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES        NO  ☒

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute Forward-Looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of Forward-Looking statements. Forward-Looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These Forward-Looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such Forward-Looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; (15) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular Forward-Looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012, for discussion of certain risks relating to the operation of the Partnership and investment in our securities.

ITEM 1. Financial Statements (Unaudited)

UNAUDITED FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS March 31, 2013 and December 31, 2012

ASSETS	March 31, 2013	December 31, 2012
Investment in The Prudential Variable Contract Real Property Partnership	$94,333,436	$96,815,891

Net Assets	$94,333,436	$96,815,891

NET ASSETS, representing:
Equity of contract owners	$70,699,142	$71,084,830
Equity of Pruco Life Insurance Company	23,634,294	25,731,061

	$94,333,436	$96,815,891

Units outstanding	32,029,606	33,007,302

Portfolio shares held	2,721,288	2,807,408
Portfolio net asset value per share	$34.67	$34.49

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012

INVESTMENT INCOME	1/1/2013-3/31/2013	1/1/2012-3/31/2012
Net investment income from Partnership operations	$1,265,717	$1,019,415

EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	101,937	104,092

NET INVESTMENT INCOME	1,163,780	915,323

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Change in unrealized gain (loss) on investments allocated from the Partnership	(944,823)	567,779
Net gain (loss) recognized on investments allocated from the Partnership	202,057	189,246

NET GAIN (LOSS) ON INVESTMENTS	(742,766)	757,025

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$421,014	$1,672,348

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2013 and 2012

OPERATIONS	1/1/2013-3/31/2013	1/1/2012-3/31/2012
Net investment income	$1,163,780	$915,323
Change in unrealized gain (loss) on investments allocated from the Partnership	(944,823)	567,779
Net gain (loss) recognized on investments allocated from the Partnership	202,057	189,246

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	421,014	1,672,348

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(654,350)	(429,483)
Net contributions (withdrawals) by Pruco Life Insurance Company	(2,249,119)	(2,411,934)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,903,469)	(2,841,417)

TOTAL INCREASE (DECREASE) IN NET ASSETS	(2,482,455)	(1,169,069)

NET ASSETS
Beginning of period	96,815,891	93,491,282

End of period	$94,333,436	$92,322,213

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2013

(Unaudited)

Note 1: General

Pruco Life Variable Contract Real Property Account (the “Account”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life” or the “Company”), a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“PFI”) and is registered under the Securities Act of 1933, as amended (“the Securities Act”). The assets of the Account are segregated from Pruco Life’s other assets. The Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

The assets of the Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts. The Account, along with The Prudential Variable Contract Real Property Account and the Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

Note 2: Summary of Significant Accounting Policies and Pronouncements

A.   Basis of Accounting

The Unaudited Interim Financial Statements as of March 31, 2013 and the statement of net assets as of December 31, 2012, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Account’s Audited Financial Statements included in the Account’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

March 31, 2013

(Unaudited)

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B.   Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At March 31, 2013 and December 31, 2012 the Account’s interest in the General Partners Controlling Interest was as 54.0% or 2,721,288 shares and 54.2% or 2,807,408 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

Note 3: Charges and Expenses

A.   Mortality and Expense Risk Charges

Mortality and expense risk charges are determined daily using an effective annual rate of 0.6%, 0.35%, 0.9% and 0.9% for VAL, VLI, SPVA and SPVL, respectively. Mortality risk is the risk that life insurance contract owners may not live as long as estimated or annuitants may live longer than estimated and expense risk is the risk that the cost of issuing and administering the policies may exceed related charges by Pruco Life. The mortality and expense risk charges are assessed through reduction in unit values.

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

March 31, 2013

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,

	2013	2012
VAL	(617,102)	(394,382)
VLI	(23,782)	(22,272)
SPVA	(233)	(241)
SPVL	(13,233)	(12,588)

TOTAL	$(654,350)	$(429,483)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2013

(Unaudited)

Note 6: Partnership Distributions

On March 26, 2013, the Partnership made a distribution of $5 million, the Account’s share of this distribution was $3 million. During the year ended December 31, 2012, the Partnership made a distribution of $5 million on March 28, 2012, the Account’s share of this distributions was $2.9 million.

Note 7:   Unit Information

All products referred to in Note 1 for outstanding units and unit values at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012

Units Outstanding:	32,029,606	33,007,302
Unit Value:	$2.49652 to $3.16174	$2.49097 to $3.14796

In the December 31, 2012 financial statements, which are not presented herein, the Account revised certain financial statement footnote disclosures due to a typographical error. The range of contract owner unit values in Note 8 to the December 31, 2012 financial statements was presented as $2.30961 to $2.63416. The correct amounts are shown in the table above. These revisions had no impact on the statements of net assets, operations or changes in net assets. The revisions are not considered material to the previously issued financial statements.

Note 8: Financial Highlights

The range of total return for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,

	2013			2012
Total Return	0.22%	to	0.44%	1.58%	to	1.80%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2013

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

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The Account’s Level 3 assets consist of the investment in the Partnership which is based on the Account’s proportionate interest of the Partnership’s fair value, which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s unaudited financial statements. All the Account’s assets or liabilities were classified as Level 3.

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

March 31, 2013

(Unaudited)

In general, the input values used in the appraisal process are unobservable; therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 3 Assets by Hierarchy

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:	($ in 000’s) Fair Value Measurements at March 31, 2013

Assets:	Amounts Measured at Fair Value 03/31/2013	(Level 1)	(Level 2)	(Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$94,333	$-	$-	$94,333

	($ in 000’s)
	Fair Value Measurements at December 31, 2012

Assets:	Amounts Measured at Fair Value 12/31/2012	(Level 1)	(Level 2)	(Level 3)

Investment in The Prudential Variable Contract Real Property Partnership	$96,816	$-	$-	$96,816

Quantitative Information Regarding Internally-Priced Level 3 Assets

The Account’s Level 3 assets consist of the investment in the Partnership which is based on the Account’s proportionate interest of the Partnership’s fair value, which approximates the Partnership’s net asset value. The fair value of properties owned by the Partnership is determined through an independent appraisal process. The appraisals generally utilize a discounted cash flow model. Quantitative information on significant internally priced Level 3 assets are discussed in Note 3 of the Partnership’s unaudited financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2013

(Unaudited)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and March 31, 2012.

($ in 000’s)
Three months ending March 31, 2013
Beginning balance @ 01/01/13	$ 96,816
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	(743)
Net Investment Income from Partnership operations	1,266
Acquisition/Additions	-
Equity Income	-
Contributions	-
Disposition/Settlements	-
Equity losses	-
Distributions	(3,006)

Ending balance @ 03/31/13	$ 94,333

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$ (945)

($ in 000’s)
Three months ending March 31, 2012
Beginning balance @ 01/01/12	$ 93,491
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	757
Net Investment Income from Partnership operations	1,019
Acquisition/Additions	-
Equity Income	-
Contributions	-
Disposition/Settlements	-
Equity losses	-
Distributions	(2,945)

Ending balance @ 03/31/12	$ 92,322

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$ 568

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS

REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 3/31/2013 — $246,834,691; 12/31/2012 — $241,855,397)	$221,402,702	$223,622,447

Total real estate investments	221,402,702	223,622,447

CASH AND CASH EQUIVALENTS	20,040,248	18,829,641

OTHER ASSETS, NET	4,622,866	3,559,407

Total assets	$246,065,816	$246,011,495

LIABILITIES & PARTNERS’ EQUITY

INVESTMENT LEVEL DEBT (net of unamortized discount: 3/31/13 $0; 12/31/12 $2,273)	59,941,256	56,775,225

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,533,815	2,696,038

DUE TO AFFILIATES	612,509	681,109

OTHER LIABILITIES	945,735	843,148

Total liabilities	64,033,315	60,995,520

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	174,718,561	178,756,670

NONCONTROLLING INTEREST	7,313,940	6,259,305

	182,032,501	185,015,975

Total liabilities and partners’ equity	$246,065,816	$246,011,495

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,040,201	5,183,476

SHARE VALUE AT END OF PERIOD	$34.67	$34.49

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
INVESTMENT INCOME:
Revenue from real estate and improvements	$7,086,804	$5,867,289
Equity in income on preferred equity investments	-	127,288
Interest income	3,818	2,333

Total investment income	7,090,622	5,996,910

INVESTMENT EXPENSES:
Operating	1,676,420	1,426,061
Investment management fee	612,508	595,490
Real estate taxes	600,588	595,909
Administrative	1,055,920	996,062
Interest expense	697,220	400,584

Total investment expenses	4,642,656	4,014,106

NET INVESTMENT INCOME	2,447,966	1,982,804

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	22,806,448	8,571,929
Less: Cost of real estate investments sold	17,139,582	8,501,116

Gain (loss) realized from real estate investments sold	5,666,866	70,813

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	5,293,512	(277,947)

Net gain (loss) recognized on real estate investments sold	373,354	348,760

Change in unrealized gain (loss) on real estate investments held	(1,905,527)	472,371

NET REALIZED AND UNREALIZED GAIN (LOSS)	(1,532,173)	821,131

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$915,793	$2,803,935

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	109,213	104,130
Net unrealized gain (loss) attributable to noncontrolling interest	(155,311)	(571,252)

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$(46,098)	$(467,122)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	2,338,753	1,878,674
Net recognized gain (loss) attributable to general partners’ controlling interest	373,354	348,760
Net unrealized gain (loss) attributable to general partners’ controlling interest	(1,750,216)	1,043,623

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$961,891	$3,271,057

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Three Months Ended March 31,
		2013			2012
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$2,338,753	$109,213	$2,447,966	$1,878,674	$104,130	$1,982,804
Net realized and unrealized gain (loss) from real estate investments	(1,376,862)	(155,311)	(1,532,173)	1,392,383	(571,252)	821,131

Increase (decrease) in net assets resulting from operations	961,891	(46,098)	915,793	3,271,057	(467,122)	2,803,935

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	(5,000,000)	-	(5,000,000)	(5,000,000)	-	(5,000,000)
Contributions from noncontrolling interest	-	1,113,456	1,113,456	-	-	-
Distributions to noncontrolling interest	-	(12,723)	(12,723)	-	(18,000)	(18,000)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	1,100,733	(3,899,267)	(5,000,000)	(18,000)	(5,018,000)

INCREASE (DECREASE) IN NET ASSETS	(4,038,109)	1,054,635	(2,983,474)	(1,728,943)	(485,122)	(2,214,065)

NET ASSETS - Beginning of period	178,756,670	6,259,305	185,015,975	172,188,679	3,614,149	175,802,828

NET ASSETS - End of period	$174,718,561	$7,313,940	$182,032,501	$170,459,736	$3,129,027	$173,588,763

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$915,793	$2,803,935
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	1,532,173	(821,131)
Amortization of discount on investment level debt	2,278	2,974
Amortization of deferred financing costs	17,550	10,767
(Increase) decrease in accrued interest included in preferred equity investment	-	53,868
Bad debt expense	2,668	22,415
(Increase) decrease in:
Other assets	(1,083,677)	(95,914)
Increase (decrease) in:
Accounts payable and accrued expenses	(275,373)	481,517
Due to affiliates	(68,600)	(4,050)
Other liabilities	102,587	(112,708)

Net cash flows provided by (used in) operating activities	1,145,399	2,341,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	22,806,448	8,571,929
Acquisition of real estate and improvements	(20,868,465)	-
Additions to real estate and improvements	(1,137,264)	(1,046,682)

Net cash flows provided by (used in) investing activities	800,719	7,525,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(5,000,000)
Proceeds from investment level debt	12,400,000	-
Principal payments on investment level debt	(9,236,244)	(219,018)
Contributions from noncontrolling interest	1,113,456	-
Distributions to noncontrolling interest	(12,723)	(18,000)

Net cash flows provided by (used in) financing activities	(735,511)	(5,237,018)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,210,607	4,629,902

CASH AND CASH EQUIVALENTS - Beginning of period	18,829,641	27,404,667

CASH AND CASH EQUIVALENTS - End of period	$20,040,248	$32,034,569

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

Property Name	March 31, 2013 Ownership	City, State	2013 Total Rentable Square Feet Indicated (Unaudited)	March 31, 2013 (Unaudited)		December 31, 2012
				Cost	Estimated Fair Value	Cost	Estimated Fair Value

OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$26,959,331	$6,900,000	$26,878,077	$7,400,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,786,490	7,834,237	13,649,543	7,722,447
Westpark	WO	Brentwood, TN	97,199	15,211,299	14,500,000	15,211,299	14,400,000
Financial Plaza	WO	Brentwood, TN	98,049	13,447,441	9,700,000	13,447,441	9,800,000
		Offices % as of 3/31/13	22%	69,404,561	38,934,237	69,186,360	39,322,447
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,425,658	23,100,000	22,400,483	22,900,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	-	-	17,106,488	22,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,930,974	26,300,000	22,927,224	26,500,000
Vantage Park	CJV	Seattle, WA	91 Units	20,868,465	20,868,465	-	-
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,268,983	12,000,000	14,153,138	12,000,000
		Apartments % as of 3/31/13	47%	80,494,080	82,268,465	76,587,333	83,800,000
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,372,282	17,500,000	18,253,808	17,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	24,910,440	30,300,000	24,224,224	29,500,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,094,284	15,500,000	15,088,285	15,600,000
Village Walk	WO	Roswell, GA	81,159	20,627,548	20,400,000	20,627,548	20,400,000
Harnett Crossing	WO	Dunn, NC	193,325	6,731,195	3,300,000	6,727,082	3,300,000
		Retail % as of 3/31/13	50%	85,735,749	87,000,000	84,920,947	86,400,000
HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,200,301	13,200,000	11,160,757	14,100,000
		Hotel % as of 3/31/13	8%	11,200,301	13,200,000	11,160,757	14,100,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 3/31/13			127%	$246,834,691	$221,402,702	$241,855,397	$223,622,447

WO	-	Wholly Owned Investment
CJV	-	Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	March 31, 2013 (Unaudited)				December 31, 2012
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				11.5%		10.5%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$7,000,000	April, 2013	$7,000,000	$7,000,000	$3,300,000	$3,300,000
Federal Home Loan Bank, 0 coupon bond	10,000,000	May, 2013	9,998,725	9,998,725	6,000,000	6,000,000
Federal Home Loan Bank, 0 coupon bond			-	-	6,399,006	6,399,006

Total Cash Equivalents			16,998,725	16,998,725	15,699,006	15,699,006

Cash			3,041,523	3,041,523	3,130,635	3,130,635

Total Cash and Cash Equivalents			$20,040,248	$20,040,248	$18,829,641	$18,829,641

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2013

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2012. The Partnership has evaluated subsequent events through May 10, 2013, the date these financial statements were available to be issued.

B.

Accounting Pronouncements Adopted – In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and is applied prospectively. Effective January 1, 2012, the Partnership adopted this updated guidance regarding the fair value measurements and disclosure requirements. The expanded disclosures required by this guidance are included in Note 3. Adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the three months ended March 31, 2013 and March 31, 2012, was $632,749, and $389,817 respectively.

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

March 31, 2013

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

During the three months ended March 31, 2013 and 2012, there were no transfers between Level 1 and Level 2.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s) Fair value measurements at March 31, 2013 using

Assets:	Cost at 03/31/13	Amounts measured at fair value 03/31/2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Real estate and improvements	$246,835	$221,403	$-	$-	$221,403
Cash equivalents	16,999	16,999	16,999	-	-

Total	$263,834	$238,402	$16,999	$-	221,403

		(in 000’s) Fair value measurements at December 31, 2012 using

Assets:	Cost at 12/31/12	Amounts measured at fair value 12/31/2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Real estate and improvements	$241,855	$223,622	$-	$-	$223,622
Cash equivalents	15,699	15,699	15,699	-	-

Total	$257,554	$239,321	$15,699	$-	$223,622

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2013 and March 31, 2012.

Table 2
(in 000’s) Fair value measurements using significant unobservable inputs (Level 3)

Real estate and improvements

Beginning balance @ 1/1/13	$223,622

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(1,532)
Equity income (losses)/interest income	-
Acquisitions, issuances and contributions	22,119
Disposition, settlements and distributions	(22,806)

Ending balance @ 3/31/13	$221,403

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(1,906)

(in 000’s) Fair value measurements using significant unobservable inputs (Level 3)

	Real estate and improvements	Preferred equity investments	Total

Beginning balance @ 1/1/12	$174,533	$8,277	$182,810

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	472	349	821
Equity income (losses)/interest income	-	127	127
Acquisitions, issuances and contributions	795	-	795
Disposition, settlements and distributions	-	(8,753)	(8,753)

Ending balance @ 3/31/12	$175,800	$-	$175,800

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$472	$-	$472

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of March 31, 2013
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:

Apartment	$82,269	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	5.50% - 6.25%(5.86%)
				Discount rate	7.00% - 8.00%(7.30%)

Hotel	13,200	1	Third party appraisal’s discounted cash flow	Exit capitalization rate	9.25%(9.25%)
				Discount rate	11.50%(11.50%)

Office	38,934	4	Third party appraisal’s discounted cash flow	Exit capitalization rate	7.75% - 9.00%(8.50%)
				Discount rate	8.50% - 9.75%(9.08%)

Retail	87,000	5	Third party appraisal’s discounted cash flow	Exit capitalization rate	6.75% - 9.50%(7.78%)
				Discount rate	7.00% - 10.50%(8.38%)

	$221,403

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $60.9 million, and a carrying value (amortized cost) of $59.9 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the contract, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of March 31, 2013 and December 31, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2013

(Unaudited)

Note 4: Risk (continued)

B.     Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2013 the Partnership had no outstanding matured loans.

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three month periods ended March 31, 2013 and March 31, 2012, management fees incurred by the Partnership were $612,508 and $595,490, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended March 31, 2013 and March 31, 2012, were $0 and $13,407, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2013

(Unaudited)

Note 7: Financial Highlights

	For The Three Months Ended March 31,
	2013	2012	2011	2010	2009

Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$34.49	$32.27	$28.38	$25.88	$31.65
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	0.57	0.46	0.46	0.37	0.42

Investment Management fee attributable to general partners’ controlling interest	(0.12)	(0.11)	(0.09)	(0.09)	(0.11)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	(0.27)	0.26	0.94	(0.45)	(3.74)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	0.18	0.61	1.31	(0.17)	(3.43)

Net Asset Value attributable to general partners’ controlling interest, end of period	$34.67	$32.88	$29.69	$25.71	$28.22

Total Return attributable to general partners’ controlling interest, before Management Fee:	0.88%	2.25%	4.96%	-0.29%	-10.50%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	0.54%	1.90%	4.61%	-0.63%	-10.83%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$175	$170	$173	$166	$191
Ratios to average net assets for the period ended (b):
Management fees	0.34%	0.35%	0.35%	0.33%	0.30%
Other portfolio Level Expense	0.06%	0.05%	0.07%	0.06%	0.02%

Total Portfolio Level Expenses	0.40%	0.40%	0.42%	0.39%	0.32%

Net Investment Income, before Management Fee	1.65%	1.44%	1.63%	1.38%	1.25%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are
calculated	using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

      Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b) Average net assets are based on beginning of quarter net assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Real Property Account are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “Partners.”

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited Consolidated Financial Statements of the Real Property Account and the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of March 31, 2013, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $20.0 million, an increase of approximately $1.2 million from $18.8 million as of December 31, 2012. The increase was primarily due to the following activities: (a) net cash flow generated from property operations of $1.1 million; (b) $22.8 million of proceeds from the sale of the apartment building in Raleigh, North Carolina; (c) $12.4 million of loan proceeds associated with the apartment building acquisition in Seattle, Washington; and (d) net contributions from noncontrolling interest of $1.1 million. Partially offsetting this increase was (a) $20.9 million for an acquisition of a 91-unit apartment property located in Seattle, Washington; (b) $9.0 million loan payoff associated with the apartment sale in Raleigh, North Carolina; (c) $5.0 million distribution to the general partners’ controlling interest; (d) $0.2 million of principal payments made on financed properties; and (e) $1.1 million paid for capital improvements. The $1.1 million payment for capital improvements included the following items: (a) $0.7 million for tenant improvements at the retail property in Ocean City, Maryland; and (b) $0.4 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, capital redemptions, the loan on the new investment, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2013, approximately 8.1% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three month periods ended March 31, 2013 and 2012.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 was approximately $2.3 million, an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.5 million in the office sector investments’ net investment income from the prior year period. Partially offsetting these increases was a decrease of approximately $0.1 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector. The components of this net investment income attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation overview

The Partnership recorded a net recognized gain attributable to the general partner’s controlling interest of $0.4 million for the three month period ended March 31, 2013, compared with $0.3 million of recognized gain for the prior year period. The net recognized gain attributable to the partner’s controlling interest was due to the sale of the apartment property in Raleigh, North Carolina. The Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $1.8 million for the three month period ended March 31, 2013. This is compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $1.0 million for the prior year. The net unrealized losses attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 were primarily due to valuation decreases in each investment sector. The components of these valuation gains and losses are discussed below by investment type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net Investment Income:

Office properties	$1,283,041	$788,244
Apartment properties	696,785	752,111
Retail properties	993,146	950,970
Hotel property	79,485	81,000
Other (including interest income, investment mgt fee, etc.)	(713,704)	(693,651)

Total Net Investment Income	$2,338,753	$1,878,674

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	373,354	-
Retail properties	-	348,760

Net Recognized Gain (Loss) on Real Estate Investments	373,354	348,760

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	(606,412)	(112,585)
Apartment properties	(170,994)	1,024,245
Retail properties	(249,450)	(443,343)
Hotel property	(723,360)	575,306

Net Unrealized Gain (Loss) on Real Estate Investments	(1,750,216)	1,043,623

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$(1,376,862)	$1,392,383

OFFICE PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lisle, IL	$462,230	$83,427	$(581,254)	$47,631	57%	55%
Brentwood, TN #1	331,912	299,627	100,000	336,498	100%	100%
Beaverton, OR	141,775	83,468	(25,158)	(396,714)	91%	91%
Brentwood, TN #2	347,124	321,722	(100,000)	(100,000)	100%	100%

	$1,283,041	$788,244	$(606,412)	$(112,585)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $1.3 million for the three month period ended March 31, 2013, which represents an increase of approximately $0.5 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 was primarily due to a lease termination fee from a tenant at the property in Lisle, Illinois.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $0.6 million for the three month period ended March 31, 2013, compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $0.1 million from the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 were primarily due to (a) valuation loss at property in Lisle, Illinois due to a lease termination; and (b) valuation loss at Brentwood, Tennessee property #2 due to a decrease in projected income as the tenant plans to vacate at the end of their lease term. Partially offsetting these decreases was an increase at Brentwood, Tennessee property #1 due to more favorable market leasing assumptions.

APARTMENT PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Recognized/ Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Raleigh, NC (1)	$(5,927)	$248,898	$373,354	$348,823	N/A	97%
Austin, TX	381,167	329,279	(203,750)	690,251	96%	94%
Charlotte, NC	181,808	173,934	(115,845)	(14,829)	98%	99%
Seattle, WA #1	74,008	-	148,601	-	92%	N/A
Seattle, WA #2	65,729	-	-	-	97%	N/A

	$696,785	$752,111	$202,360	$1,024,245

(1)	The Raleigh, North Carolina property was sold on February 25, 2013, which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.7 million for the three month period ended March 31, 2013, which represents a decrease of approximately $0.1 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 was primarily due to the sale of the property in Raleigh, North Carolina. Partially offsetting the decrease were increases from the acquisition of two properties in Seattle, Washington.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net recognized gain and unrealized gains attributable to the general partners’ controlling interest of approximately $0.2 million for the three month period ended March 31, 2013, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $1.0 million for the prior year period. The net recognized gain and unrealized gains attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 were due to a recognized gain from the sale of the property in Raleigh, North Carolina and more favorable market leasing assumptions at Seattle, Washington property #1. Partially offsetting the unrealized gains were unrealized losses at the properties in Austin, Texas and Charlotte, North Carolina due to increased operating expenses and increased capital expenditures, respectively.

RETAIL PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Recognized/ Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012

Property
Hampton, VA	$273,408	$234,666	$(218,473)	$290,046	84%	81%
Ocean City, MD	198,253	195,219	79,134	(647,042)	96%	96%
Westminster, MD	319,210	327,258	(105,998)	199,693	100%	100%
Dunn, NC	80,686	66,539	(4,113)	(286,040)	36%	36%
CARS Preferred Equity(1)	-	127,288	-	348,760	N/A	N/A
Roswell, GA	121,589	-	-	-	96%	N/A

	$993,146	$950,970	$(249,450)	$(94,583)

(1) On March 5, 2012, the Partnership received final payment on the CARS preferred equity position which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.0 for the three month period ended March 31, 2013, which is relatively unchanged from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 was largely due to (a) decreased operating expenses at the property in Hampton, Virginia and (b) an increase due to the acquisition of the Roswell, Georgia property. Partially offsetting the increases was a decrease due to the payoff of the CARS Preferred Equity position.

Unrealized gain/(loss)

The retail properties owned by the Partnership recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $0.2 million for the three month period ended March 31, 2013, compared with net recognized and unrealized losses attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 were primarily due to (a) less favorable market leasing assumptions for the property in Hampton, Virginia and increased operating expenses at the property in Westminster, Maryland. Partially offsetting the unrealized losses was an unrealized gain at the property in Ocean City, Maryland due to a reduction in required tenant improvements.

HOTEL PROPERTY

Quarter Ended March 31,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lake Oswego, OR	$79,485	$81,000	$(723,360)	$575,306	56%	55%

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.1 million for the three month period ended March 31, 2013, which is relatively unchanged from the prior year period.

Unrealized gain/(loss)

The Partnership’s hotel property recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.7 million for the three month period ended March 31, 2013, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $0.6 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the three month period ended March 31, 2013 was primarily due to a decrease in the average daily rate and occupancy to better reflect recent property performance and market conditions.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $0.7 million for the three month period ended March 31, 2013, which remained relatively unchanged from the prior year.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 44.04% of its investment portfolio as of March 31, 2013, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at March 31, 2013:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$20.0	0.09%

The table below discloses the Partnership’s debt as of March 31, 2013. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value

Weighted Average Fixed Interest Rate	4.90%	5.06%	5.06%	5.06%	5.06%	5.06%	5.03%
Fixed Rate	$717	$1,017	$1,084	$1,153	$1,315	$42,155	$47,441	$48,200
Variable Rate	-	-	12,500	-	-	-	12,500	12,700
Premium/(Discount) on Investment Level Debt	-	-	-	-	-	-	-	-

Total Investment Level Debt	$717	$1,017	$13,584	$1,153	$1,315	$42,155	$59,941	$60,900

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934, as of March 31, 2013 (“the Exchange Act”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Mine Safety Disclosures

Not Applicable

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

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: May 13, 2013	/s/ Yanela C. Frias
Yanela C. Frias Vice President and Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)