Form 10-Q
period 2013-06-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2013-08-13
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute Forward-Looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of Forward-Looking statements. Forward-Looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or the Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These Forward-Looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such Forward-Looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; (15) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular Forward-Looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012, for discussion of certain risks relating to the operation of the Partnership (as defined herein) and investment in our securities.

ITEM 1. Financial Statements (Unaudited)

UNAUDITED FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$96,902,117	$96,815,891

Net Assets	$96,902,117	$96,815,891

NET ASSETS, representing:
Equity of contract owners	$71,969,820	$71,084,830
Equity of Pruco Life Insurance Company	24,932,297	25,731,061

	$96,902,117	$96,815,891

Units outstanding	32,081,018	33,007,302

Portfolio shares held	2,721,288	2,807,408
Portfolio net asset value per share	$35.61	$34.49

STATEMENTS OF OPERATIONS

For the three and six month periods ended June 30, 2013 and 2012

	1/1/2013-6/30/2013	1/1/2012-6/30/2012	4/1/2013-6/30/2013	4/1/2012-6/30/2012
INVESTMENT INCOME
Net investment income from Partnership operations	$2,339,952	$2,096,850	$1,074,235	$1,077,435

EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	209,453	208,644	107,516	104,552

NET INVESTMENT INCOME	2,130,499	1,888,206	966,719	972,883

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Change in unrealized gain (loss) on investments allocated from the Partnership	549,846	(86,199)	1,494,669	(653,978)
Net gain (loss) recognized on investments allocated from the Partnership	201,835	189,094	(222)	(152)

NET GAIN (LOSS) ON INVESTMENTS	751,681	102,895	1,494,447	(654,130)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,882,180	$1,991,101	$2,461,166	$318,753

STATEMENTS OF CHANGES IN NET ASSETS

For the three and six month periods ended June 30, 2013 and 2012

	1/1/2013-6/30/2013	1/1/2012-6/30/2012	4/1/2013-6/30/2013	4/1/2012-6/30/2012
OPERATIONS
Net investment income	$2,130,499	$1,888,206	$966,719	$972,883
Change in unrealized gain (loss) on investments allocated from the Partnership	549,846	(86,199)	1,494,669	(653,978)
Net gain (loss) recognized on investments allocated from the Partnership	201,835	189,094	(222)	(152)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	2,882,180	1,991,101	2,461,166	318,753

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(1,187,145)	(830,793)	(532,795)	(401,310)
Net contributions (withdrawals) by Pruco Life Insurance Company	(1,608,809)	(1,906,071)	640,310	505,863

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,795,954)	(2,736,864)	107,515	104,553

TOTAL INCREASE (DECREASE) IN NET ASSETS	86,226	(745,763)	2,568,681	423,306

NET ASSETS
Beginning of period	96,815,891	93,491,282	94,333,436	92,322,213

End of period	$96,902,117	$92,745,519	$96,902,117	$92,745,519

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2013

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

Note 2: Summary of Significant Accounting Policies and Pronouncements

A. Basis of Accounting

The Unaudited Interim Financial Statements as of June 30, 2013 and the statement of net assets as of December 31, 2012, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

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

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2013

(Unaudited)

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B. Investment in Partnership Interest

The investment in the Partnership is based on the Account’s proportionate interest of the Partnership’s fair value. At June 30, 2013 and December 31, 2012 the Account’s interest in the General Partners Controlling Interest was as 54.0% or 2,721,288 shares and 54.2% or 2,807,408 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the Partnership’s audited financial statements.

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

June 30, 2013

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contract owner withdrawals for the real estate investment option in Pruco Life’s variable insurance and variable annuity products for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,
	2013	2012
VAL	(466,166)	(275,229)
VLI	(13,806)	(51,467)
SPVA	(227)	(237)
SPVL	(52,596)	(74,377)

TOTAL	$(532,795)	$(401,310)

	Six Months Ended June 30,
	2013	2012
VAL	(1,083,268)	(669,611)
VLI	(37,588)	(73,738)
SPVA	(460)	(478)
SPVL	(65,829)	(86,966)

TOTAL	$(1,187,145)	$(830,793)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2013

(Unaudited)

Note 6: Partnership Distributions

For the six months ended June 30, 2013, the Partnership made a distribution of $5 million on March 26, 2013. The Account’s share of this distribution was $3 million. During the year ended December 31, 2012, the Partnership made a distribution of $5 million on March 28, 2012, the Account’s share of this distributions was $2.9 million.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Units Outstanding:	32,081,018	33,007,302
Unit Value:	$2.55652 to $3.24493	$2.49097 to $3.14796

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

Note 8: Financial Highlights

The range of total return for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013			2012
Total Return	2.40%	to	2.63%	0.15%	to	0.37%

	Six Months Ended June 30,
	2013			2012
Total Return	2.63%	to	3.08%	1.73%	to	2.18%

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2013

(Unaudited)

Note 9: Fair Value Disclosure

Fair Value Measurement – Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. The estimate of fair value of real estate is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield (“a discounted cashflow model”) or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market. Appraisals for the Account’s Level 3 assets generally utilize a discounted cash flow model.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2013

(Unaudited)

In general, the input values used in the appraisal process are unobservable; therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.

Level 3 Assets by Hierarchy

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1:	($ in 000’s)
	Fair Value Measurements at June 30, 2013

Assets:	Amounts Measured at Fair Value 06/30/2013	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$96,902	$—	$—	$96,902

	($ in 000’s)
	Fair Value Measurements at December 31, 2012

Assets:	Amounts Measured at Fair Value 12/31/2012	(Level 1)	(Level 2)	(Level 3)
Investment in The Prudential Variable Contract Real Property Partnership	$96,816	$—	$—	$96,816

Quantitative Information Regarding Internally-Priced Level 3 Assets

Quantitative information on significant internally priced Level 3 assets are discussed in Note 3 of the Partnership’s unaudited financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2013

(Unaudited)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and June 30, 2012.

($ in 000’s)
Six months ending June 30, 2013
Beginning balance @ 01/01/13	$96,816
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	752
Net Investment Income from Partnership operations	2,340
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(3,006)

Ending balance @ 06/30/13	$96,902

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$550

($ in 000’s)
Six months ending June 30, 2012
Beginning balance @ 01/01/12	$93,491
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	103
Net Investment Income from Partnership operations	2,097
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—
Distributions	(2,945)

Ending balance @ 06/30/12	$92,746

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$(86)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

June 30, 2013

(Unaudited)

Changes in Level 3 assets and liabilities

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 and June 30, 2012.

($ in 000’s)
Three months ending June 30, 2013
Beginning balance @ 04/01/13	$94,333
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	1,495
Net Investment Income from Partnership operations	1,074
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—

Ending balance @ 06/30/13	$96,902

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$1,495

($ in 000’s)
Three months ending June 30, 2012
Beginning balance @ 04/01/12	$92,322
Total gains or losses (realized/unrealized) included in earnings (or changes in net assets) from Partnership operations	(654)
Net Investment Income from Partnership operations	1,078
Acquisition/Additions	—
Equity Income	—
Contributions	—
Disposition/Settlements	—
Equity losses	—

Ending balance @ 06/30/12	$92,746

Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$(654)

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 6/30/2013 — $247,300,452; 12/31/2012 — $241,855,397)	$224,800,000	$223,622,447
CASH AND CASH EQUIVALENTS	21,843,747	18,829,641
OTHER ASSETS, NET	4,148,974	3,559,407

Total assets	$250,792,721	$246,011,495

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT (net of unamortized discount: 6/30/13 $0; 12/31/12 $2,273)	59,706,854	56,775,225
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,581,341	2,696,038
DUE TO AFFILIATES	619,302	681,109
OTHER LIABILITIES	842,786	843,148

Total liabilities	63,750,283	60,995,520

COMMITMENTS AND CONTINGENCIES

NET ASSETS, REPRESENTING PARTNERS’ EQUITY:

GENERAL PARTNERS’ CONTROLLING INTEREST	179,476,114	178,756,670

NONCONTROLLING INTEREST	7,566,324	6,259,305

	187,042,438	185,015,975

Total liabilities and partners’ equity	$250,792,721	$246,011,495

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	5,040,201	5,183,476

SHARE VALUE AT END OF PERIOD	$35.61	$34.49

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
INVESTMENT INCOME:
Revenue from real estate and improvements	$14,052,550	$12,017,344	$6,965,746	$6,150,055
Equity in income on preferred equity investment	—	127,288	—	—
Interest income	6,440	8,729	2,622	6,396

Total investment income	14,058,990	12,153,361	6,968,368	6,156,451

INVESTMENT EXPENSES:
Operating	3,239,613	2,916,358	1,563,193	1,490,298
Investment management fee	1,231,809	1,182,927	619,301	587,437
Real estate taxes	1,309,313	1,185,433	708,725	589,524
Administrative	2,282,517	1,997,015	1,226,597	1,000,953
Interest expense	1,440,743	837,486	743,523	436,902

Total investment expenses	9,503,995	8,119,219	4,861,339	4,105,114

NET INVESTMENT INCOME	4,554,995	4,034,142	2,107,029	2,051,337

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	22,806,448	8,571,929	—	—
Less: Cost of real estate investments sold	17,139,582	8,501,116	—	—

Gain (loss) realized from real estate investments sold	5,666,866	70,813	—	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	5,293,512	(277,947)	—	—

Net gain (loss) recognized on real estate investments sold	373,354	348,760	—	—

Change in unrealized gain (loss) on real estate investments held	1,026,009	(645,436)	2,931,536	(1,117,807)

NET REALIZED AND UNREALIZED GAIN (LOSS)	1,399,363	(296,676)	2,931,536	(1,117,807)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,954,358	$3,737,466	$5,038,565	$933,530

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	226,561	166,771	117,348	62,641
Net unrealized gain (loss) attributable to noncontrolling interest	8,353	(481,937)	163,664	89,315

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$234,914	$(315,166)	$281,012	$151,956

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	4,328,434	3,867,371	1,989,681	1,988,696
Net recognized gain (loss) attributable to general partners’ controlling interest	373,354	348,760	—	—
Net unrealized gain (loss) attributable to general partners’ controlling interest	1,017,656	(163,499)	2,767,872	(1,207,122)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$5,719,444	$4,052,632	$4,757,553	$781,574

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Six Months Ended June 30,
	2013			2012
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$4,328,434	$226,561	$4,554,995	$3,867,371	$166,771	$4,034,142
Net realized and unrealized gain (loss)	1,391,010	8,353	1,399,363	185,261	(481,937)	(296,676)

Increase (decrease) in net assets resulting from operations	5,719,444	234,914	5,954,358	4,052,632	(315,166)	3,737,466

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	(5,000,000)	—	(5,000,000)	(5,000,000)	—	(5,000,000)
Contributions from noncontrolling interest	—	1,113,456	1,113,456	—	1,688,870	1,688,870
Distributions to noncontrolling interest	—	(41,351)	(41,351)	—	—	—

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	1,072,105	(3,927,895)	(5,000,000)	1,688,870	(3,311,130)

INCREASE (DECREASE) IN NET ASSETS	719,444	1,307,019	2,026,463	(947,368)	1,373,704	426,336
NET ASSETS - Beginning of period	178,756,670	6,259,305	185,015,975	172,188,679	3,614,149	175,802,828

NET ASSETS - End of period	$179,476,114	$7,566,324	$187,042,438	$171,241,311	$4,987,853	$176,229,164

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$5,954,358	$3,737,466
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net realized and unrealized loss (gain)	(1,399,363)	296,676
Amortization of discount on investment level debt	2,273	2,541
Amortization of deferred financing costs	24,591	21,533
(Increase) decrease in accrued interest included in preferred equity investment	—	53,869
Bad debt expense	53,664	33,648
(Increase) decrease in:
Other assets	(667,822)	(552,595)
Increase (decrease) in:
Accounts payable and accrued expenses	(222,584)	368,223
Due to affiliates	(61,807)	(12,103)
Other liabilities	(362)	(136,423)

Net cash flows provided by (used in) operating activities	3,682,948	3,812,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	22,806,448	8,571,929
Acquisition of real estate and improvements	(20,885,407)	(22,324,207)
Additions to real estate and improvements	(1,591,345)	(1,553,838)

Net cash flows provided by (used in) investing activities	329,696	(15,306,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(5,000,000)
Proceeds from investment level debt	12,400,000	11,700,000
Principal payments on investment level debt	(9,470,643)	(438,719)
Contributions from noncontrolling interest	1,113,456	1,688,870
Distributions to noncontrolling interest	(41,351)	—

Net cash flows provided by (used in) financing activities	(998,538)	7,950,151

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,014,106	(3,543,130)
CASH AND CASH EQUIVALENTS - Beginning of period	18,829,641	27,404,667

CASH AND CASH EQUIVALENTS - End of period	$21,843,747	$23,861,537

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

				June 30, 2013(Unaudited)		December 31, 2012
Property Name	June 30, 2013 Ownership	City, State	2013 Total Rentable Square Fee Unless Otherwise Indicated (Unaudited)	Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$27,005,664	$6,700,000	$26,878,077	$7,400,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,812,415	8,100,000	13,649,543	7,722,447
Westpark	WO	Brentwood, TN	97,199	15,211,299	14,600,000	15,211,299	14,400,000
Financial Plaza	WO	Brentwood, TN	98,049	13,447,441	10,000,000	13,447,441	9,800,000
		Offices % as of 6/30/13	22%	69,476,819	39,400,000	69,186,360	39,322,447

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,541,998	23,300,000	22,400,483	22,900,000
Dunhill Trace Apartments	WO	Raleigh, NC	250 Units	—	—	17,106,488	22,400,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,935,406	26,600,000	22,927,224	26,500,000
Vantage Park	CJV	Seattle, WA	91 Units	20,885,407	22,100,000	—	—
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,311,164	12,400,000	14,153,138	12,000,000
		Apartments % as of 6/30/13	47%	80,673,975	84,400,000	76,587,333	83,800,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,373,153	17,700,000	18,253,808	17,600,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,038,759	30,200,000	24,224,224	29,500,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,105,931	16,800,000	15,088,285	15,600,000
Harnett Crossing	WO	Dunn, NC	193,325	6,733,981	3,300,000	6,727,082	3,300,000
Village Walk	WO	Roswell, GA	81,159	20,662,195	20,300,000	20,627,548	20,400,000
		Retail % as of 6/30/13	49%	85,914,019	88,300,000	84,920,947	86,400,000

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,235,639	12,700,000	11,160,757	14,100,000
		Hotel % as of 6/30/13	7%	11,235,639	12,700,000	11,160,757	14,100,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 6/30/13			125%	$247,300,452	$224,800,000	$241,855,397	$223,622,447

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	June 30, 2013 (Unaudited)				December 31, 2012
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				12.2%		10.5%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$10,300,000	August, 2013	$10,298,711	$10,298,711	$3,300,000	$3,300,000
Federal Home Loan Bank, 0 coupon bond	7,500,000	July, 2013	7,500,000	7,500,000	6,000,000	6,000,000
Federal Home Loan Bank, 0 coupon bond			—	—	6,399,006	6,399,006

Total Cash Equivalents			17,798,711	17,798,711	15,699,006	15,699,006
Cash			4,045,036	4,045,036	3,130,635	3,130,635

Total Cash and Cash Equivalents			$21,843,747	$21,843,747	$18,829,641	$18,829,641

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2013

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2012. The Partnership has evaluated subsequent events through August 13, 2013, the date these financial statements were available to be issued.

B.	Accounting Pronouncements Adopted - In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and is applied prospectively. Effective January 1, 2012, the Partnership adopted this updated guidance regarding the fair value measurements and disclosure requirements. The expanded disclosures required by this guidance are included in Note 3. Adoption of this guidance did not have a material effect on the Partnership’s consolidated financial position or results of operations.

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. This guidance is not expected to have a significant effect on the Partnership’s consolidated financial position, results of operations, and financial statement disclosures.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the six months ended June 30, 2013 and 2012, was $1,416,152, and $815,953 respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2013

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximated value for the type of real estate in the market. The real estate investments consisting of real estate and improvements, and preferred equity investments are therefore classified as Level 3, as defined below.

Cash equivalents include short term investments. Short term investments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1, as defined below.

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

During the six months ended June 30, 2013 and 2012, there were no transfers between Level 1 and Level 2.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective position in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at June 30, 2013 using
Assets:	Cost at 06/30/13	Amounts measured at fair value 06/30/2013	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$247,300	$224,800	$—	$—	$224,800
Cash equivalents	17,799	17,799	17,799	—	—

Total	$265,099	$242,599	$17,799	$—	$224,800

		(in 000’s)
		Fair value measurements at December 31, 2012 using
Assets:	Cost at 12/31/12	Amounts measured at fair value 12/31/2012	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)
Real estate and improvements	$241,855	$223,622	$—	$—	$223,622
Cash equivalents	15,699	15,699	15,699	—	—

Total	$257,554	$239,321	$15,699	$—	$223,622

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2013 and June 30, 2012.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs for the six months ending June 30, 2013

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/13	$223,622
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	1,399
Equity income (losses)/interest income	—
Acquisitions, issuances and contributions	22,585
Disposition, settlements and distributions	(22,806)

Ending balance @ 6/30/13	$224,800

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$1,026

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

June 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s) Fair value measurements using significant unobservable inputs for the three months ending June 30, 2013 (Level 3)

Real estate and improvements
Beginning balance @ 4/1/13	$221,403
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	2,932
Equity income (losses)/interest income	—
Acquisitions, issuances and contributions	465
Disposition, settlements and distributions	—

Ending balance @ 6/30/13	$224,800

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$2,932

(in 000’s) Fair value measurements using significant unobservable inputs for the three months ending June 30, 2012 (Level 3)

Real estate and improvements
Beginning balance @ 4/1/12	$175,800
Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	(1,117)
Equity income (losses)/interest income	—
Acquisitions, issuances and contributions	23,369
Disposition, settlements and distributions	—

Ending balance @ 6/30/12	$198,052

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(1,117)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of June 30, 2013
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$84,400	4	Discounted cash flow	Exit capitalization rate	5.00% - 6.25%(5.57%)
				Discount rate	7.00% - 8.00%(7.23%)

Hotel	12,700	1	Discounted cash flow	Exit capitalization rate	8.50%(8.50%)
				Discount rate	10.75%(10.75%)

Office	39,400	4	Discounted cash flow	Exit capitalization rate	8.00% - 9.00%(8.55%)
				Discount rate	8.50% - 10.00%(9.14%)

Retail	88,300	5	Discounted cash flow	Exit capitalization rate	6.75% - 9.50%(7.69%)
				Discount rate	7.00% - 10.50%(8.33%)

	$224,800

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2013

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $61.1 million, and a carrying value (amortized cost) of $59.7 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the contract, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of June 30, 2013 and December 31, 2012.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At June 30, 2013 the Partnership had no outstanding matured loans.

A decline in market value of the Partnership’s assets may also have particular adverse consequences in instances where the Partnership borrowed money based on the fair value of specific assets. A decrease in market value of these assets may result in the lender requiring the Partnership to post additional collateral or otherwise repay these loans.

In the event the Partnership’s current portfolio and investment obligations are not refinanced or extended when they become due, management anticipates that the repayment of these obligations will be provided by operating cash flows, new debt refinancing, and real estate investment sales.

Note 5: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three-month periods ended June 30, 2013 and June 30, 2012, management fees incurred by the Partnership were $619,301 and $587,437, respectively. For the six-month periods ended June 30, 2013 and June 30, 2012, management fees incurred by the Partnership were $1,231,809 and $1,182,927, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the three months ended June 30, 2013 and June 30, 2012, were $0 and $13,407, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations. The amounts incurred for the six months ended June 30, 2013 and June 30, 2012, were $0 and $26,814, respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

June 30, 2013

(Unaudited)

Note 7: Financial Highlights

	For The Six Months Ended June 30,
	2013	2012	2011	2010	2009
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$34.49	$32.27	$28.38	$25.88	$31.65
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.09	0.96	0.92	0.80	0.73
Investment Management fee attributable to general partners’ controlling interest	(0.25)	(0.22)	(0.20)	(0.17)	(0.20)
Net realized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	0.28	0.03	1.29	0.06	(5.24)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	1.12	0.77	2.01	0.69	(4.71)

Net Asset Value attributable to general partners’ controlling interest, end of period	$35.61	$33.04	$30.39	$26.57	$26.94

Total Return attributable to general partners’ controlling interest, before Management Fee:	3.99%	3.07%	7.78%	3.28%	-14.27%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	3.27%	2.37%	7.06%	2.66%	-14.89%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$179	$171	$172	$164	$174
Ratios to average net assets for the period ended (b):
Management fees	0.70%	0.69%	0.70%	0.68%	0.68%
Other portfolio Level Expense	0.11%	0.13%	0.13%	0.14%	0.01%

Total Portfolio Level Expenses	0.81%	0.82%	0.83%	0.82%	0.69%

Net Investment Income, before Management Fee	3.16%	2.97%	3.16%	3.06%	2.42%

(a)	Total Return, after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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

(a) Liquidity and Capital Resources

As of June 30, 2013, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $21.8 million, an increase of approximately $3.0 million from $18.8 million as of December 31, 2012. The increase was primarily due to the following activities: (a) net cash flow generated from property operations of $3.7 million; (b) $22.8 million of proceeds from the sale of the apartment building in Raleigh, North Carolina; (c) $12.4 million of loan proceeds associated with the apartment building acquisition in Seattle, Washington; and (d) net contributions from noncontrolling interest of $1.1 million. Partially offsetting this increase was (a) $20.9 million for an acquisition of a 91-unit apartment property located in Seattle, Washington; (b) $9.0 million loan payoff associated with the apartment property sale in Raleigh, North Carolina; (c) $5.0 million distribution to the general partners’ controlling interest; (d) $0.5 million of principal payments made on financed properties; and (e) $1.6 million paid for capital improvements. The $1.6 million payment for capital improvements included the following items: (a) $0.8 million for tenant improvements at the retail property in Ocean City, Maryland; (b) $0.2 million for unit upgrades at the apartment property in Charlotte, North Carolina; and (c) $0.6 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations, financing, sale proceeds, and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of June 30, 2013, approximately 8.7% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three and six month periods ended June 30, 2013 and June 30, 2012.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 was approximately $4.3 million, an increase of approximately $0.4 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest was primarily due to increases of $0.5 million in the office sector investments’ net investment income from the prior year period. Partially offsetting these increases was a decrease of approximately $0.1 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended June 30, 2013 was approximately $2.0 million, which remained relatively unchanged from the prior year period. The components of this net investment income and/or loss attributable to the general partners’ controlling interest are discussed below by investment type.

Valuation overview

The Partnership recorded a net recognized gain attributable to the general partners’ controlling interest of $0.4 million for the six month period ended June 30, 2013, compared with $0.3 million of recognized gain for the prior year period. The net recognized gain attributable to the partners’ controlling interest was due to the sale of the apartment property in Raleigh, North Carolina. The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.0 million for the six month period ended June 30, 2013. This is compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $0.2 million for the prior year. The net unrealized gains attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 were primarily due to valuation increases in the apartment and retail sector investments. Offsetting the net unrealized gains were net unrealized losses in the office and hotel sector investments.

The Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of $2.8 million for the three month period ended June 30, 2013, compared with net unrealized losses of $1.2 million for the prior year period. The components of these valuation gains and/or losses attributable to the general partners’ controlling interest are discussed below by property type.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the three and six month periods ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net Investment Income:
Office properties	$2,112,268	$1,612,518	$829,228	$824,275
Apartment properties	1,449,199	1,560,913	752,415	808,802
Retail properties	1,857,579	1,845,849	864,404	894,879
Hotel property	329,457	246,965	249,972	165,965
Other (including interest income, investment mgt fee, etc.)	(1,420,069)	(1,398,874)	(706,338)	(705,225)

Total Net Investment Income	$4,328,434	$3,867,371	$1,989,681	$1,988,696

Net Recognized Gain (Loss) on Real Estate Investments:
Apartment Properties	373,354	—	—	—
Retail properties	—	348,760	—	—

Net Recognized Gain (Loss) on Real Estate Investments	373,354	348,760	—	—

Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	(212,908)	(235,520)	393,505	(122,935)
Apartment properties	1,372,639	278,171	1,543,632	(746,076)
Retail properties	1,014,153	(418,035)	1,263,604	25,310
Hotel property	(1,156,228)	211,886	(432,869)	(363,421)

Net Unrealized Gain (Loss) on Real Estate Investments	1,017,656	(163,498)	2,767,872	(1,207,122)

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$1,391,010	$185,262	$2,767,872	$(1,207,122)

OFFICE PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lisle, IL	$505,902	$156,914	$(827,590)	$(147,905)	57%	57%
Brentwood, TN #1	658,227	574,782	200,000	629,534	100%	100%
Beaverton, OR	309,603	248,579	214,682	(488,199)	91%	91%
Brentwood, TN #2	638,536	632,243	200,000	(228,950)	100%	100%

	$2,112,268	$1,612,518	$(212,908)	$(235,520)

Three Months Ended June 30,
Property
Lisle, IL	$43,672	$73,488	$(246,335)	$(195,537)
Brentwood, TN #1	326,315	275,155	100,000	293,037
Beaverton, OR	167,828	165,111	239,840	(91,485)
Brentwood, TN #2	291,413	310,521	300,000	(128,950)

	$829,228	$824,275	$393,505	$(122,935)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $2.1 million for the six month period ended June 30, 2013, which represents an increase of approximately $0.5 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 was primarily due to a lease termination fee from a tenant at the property in Lisle, Illinois. Net investment income attributable to the general partners’ controlling interest was approximately $0.8 million for the three month period ended June 30, 2013, which was relatively unchanged from the prior year period.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $0.2 million for the six month period ended June 30, 2013, compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $0.2 million from the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 were primarily due to valuation loss at the property in Lisle, Illinois due to a lease termination. The office properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $0.4 million for the three month period ended June 30, 2013, compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $0.1 million from the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three month period ended June 30, 2013 were primarily due to (a) a reduction in utility expenses at Brentwood, Tennessee property #2; (b) more favorable market leasing assumptions at the property in Beaverton, Oregon; and (c) decreased investment rates at Brentwood, Tennessee property #1. Partially offsetting these net unrealized gains was a net unrealized loss for the property in Lisle, Illinois due to increased future capital expenditures related to amenities.

APARTMENT PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Recognized/ Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Raleigh, NC (1)	$(5,927)	$564,120	$373,354	$332,584	N/A	98%
Austin, TX	722,814	694,134	91,818	(345,925)	97%	97%
Charlotte, NC	377,299	329,748	241,974	291,512	99%	99%
Seattle, WA #1	171,517	(27,089)	219,712	—	87%	93%
Seattle, WA #2	183,496	—	819,135	—	95%	N/A

	$1,449,199	$1,560,913	$1,745,993	$278,171

Three Months Ended June 30,
Property
Raleigh, NC (1)	$—	$315,222	$—	$(16,240)
Austin, TX	341,647	364,855	295,568	(1,036,177)
Charlotte, NC	195,491	155,814	357,819	306,341
Seattle, WA #1	97,509	(27,089)	71,110	—
Seattle, WA #2	117,768	—	819,135	—

	$752,415	$808,802	$1,543,632	$(746,076)

(1)	The Raleigh, North Carolina property w as sold on February 25, 2013, which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $1.4 million for the six month period ended June 30, 2013, which represents a decrease of approximately $0.2 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 was primarily due to the sale of the property in Raleigh, North Carolina. Partially offsetting the decrease were increases from the two properties in Seattle, Washington. Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.8 million for the three month period ended June 30, 2013, which is relatively unchanged from the prior year period.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net recognized gain and unrealized gains attributable to the general partners’ controlling interest of approximately $1.7 million for the six month period ended June 30, 2013, compared with net unrealized gains attributable to the general partners’ controlling interest of approximately $0.3 million for the prior year period. The net recognized gain and unrealized gains attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 were due to a recognized gain from the sale of the property in Raleigh, North Carolina and favorable market leasing assumptions for the Seattle, Washington property #2. The apartment properties owned by the Partnership recorded net unrealized gains attributable to the general partners’ controlling interest of approximately $1.5 million for the three months ended June 30, 2013, compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $0.7 million for the prior year period. The net unrealized gains attributable to the general partners’ controlling interest for the three months ended June 30, 2013 were generally due to favorable market leasing assumptions for the Seattle, Washington property #2 and the property in Charlotte, North Carolina.

RETAIL PROPERTIES

Six Months Ended June 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Recognized/ Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Hampton, VA	$559,478	$501,184	$(19,345)	$290,045	85%	81%
Ocean City, MD	394,965	389,731	(7,310)	(420,304)	96%	96%
Westminster, MD	628,931	664,115	1,182,355	(684)	100%	98%
Dunn, NC	125,233	169,397	(6,900)	(287,092)	35%	36%
CARS Preferred Equity (1)	—	121,422	—	348,760	N/A	N/A
Roswell, GA	148,972	—	(134,647)	—	96%	N/A

	$1,857,579	$1,845,849	$1,014,153	$(69,275)

Three Months Ended June 30,
Property
Hampton, VA	$286,070	$266,519	$199,129	$—
Ocean City, MD	196,713	194,511	(86,444)	226,740
Westminster, MD	309,721	336,857	1,288,353	(200,377)
Dunn, NC	44,546	102,858	(2,787)	(1,053)
CARS Preferred Equity (1)	—	(5,866)	—	—
Roswell, GA	27,354	—	(134,647)	—

	$864,404	$894,879	$1,263,604	$25,310

(1)	On March 5, 2012, the Partnership received final payment on the Capital Automotive (“CARS”) preferred equity position which is reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.9 million and $0.9 million for the six and three month periods ended June 30, 2013, respectively, which is relatively unchanged from the prior year periods.

Recognized and Unrealized gain/(loss)

The retail properties owned by the Partnership recorded an unrealized gain attributable to the general partners’ controlling interest of approximately $1.0 million for the six month period ended June 30, 2013, compared with net recognized and unrealized losses attributable to the general partners’ controlling interest of approximately $0.1 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 was primarily due to more favorable market leasing assumptions and decreased investment rates at the property in Westminster, Maryland. The retail properties owned by the Partnership recorded an unrealized gain attributable to the general partners’ controlling interest of approximately $1.2 million for the three month period ended June 30, 2013, compared with nominal net recognized and unrealized gains attributable to the general partners’ controlling interest for the prior year period.

HOTEL PROPERTY

Six Months Ended June 30,	Net Investment Income/(Loss) 2013	Net Investment Income/(Loss) 2012	Unrealized Gain/(Loss) 2013	Unrealized Gain/(Loss) 2012	Occupancy 2013	Occupancy 2012
Property
Lake Oswego, OR	$329,457	$246,965	$(1,156,228)	$211,886	69%	61%

Three Months Ended June 30,
Property
Lake Oswego, OR	$249,972	$165,965	$(432,869)	$(363,421)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was approximately $0.3 million and $0.2 million for the six and three month periods ended June 30, 2013, respectively, which represents an increase of $0.1 million and $0.1 million, respectively, from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the six and three month periods ended June 30, 2012 was largely due to a higher level of occupancy.

Unrealized gain/(loss)

The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $1.2 million for the six month period ended June 30, 2013, compared with an unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the six month period ended June 30, 2013 was primarily due to a decrease in the projected average daily rate and occupancy to better reflect recent property performance and market conditions. The Partnership’s hotel property recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $0.4 million for the three months ended June 30, 2013, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.4 million for the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the three months ended June 30, 2012 was primarily due to an increase of required capital expenditures for a property improvement plan.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $1.4 million and $0.7 million for the six and three month periods ended June 30, 2013, respectively, which remained relatively unchanged from the prior year period.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximated value for the type of real estate in the market. The real estate investments consisting of real estate, improvements, and preferred equity investments are therefore classified as Level 3 under FASB fair value hierarchy.

Cash equivalents include short term investments. Short term investments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and primarily are classified as Level 1 under FASB fair value hierarchy.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 43.18% of its investment portfolio as of June 30, 2013, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at June 30, 2013:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$21.80	0.09%

The table below discloses the Partnership’s debt as of June 30, 2013. The fair value of the Partnership’s long-term debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	4.90%	5.06%	5.06%	5.06%	5.06%	5.06%	5.03%
Fixed Rate	$483	$1,017	$1,084	$1,153	$1,315	$42,155	$47,207	$48,400
Variable Rate	—		12,500				12,500	$12,700
Premium/(Discount) on Investment Level Debt	—					—	—	—

Total Investment Level Debt	$483	$1,017	$13,584	$1,153	$1,315	$42,155	$59,707	$61,100

The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934, as of June 30, 2013 (“the Exchange Act”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: August 13, 2013	/s/ Yanela C. Frias
Yanela C. Frias Vice President and Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)