Form 10-Q
period 2014-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2014-05-14
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-08698

PRUCO LIFE INSURANCE COMPANY

in respect of

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Exact name of registrant as specified in its charter)

Arizona	22-1944557
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or “U.S. GAAP” accounting principles, practices or policies; and (15) interruption in telecommunication, information technology or other operation systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Real Property Account’s Annual Report on Form 10-K for the year ended December 31, 2013, for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership or the “Partnership” and investment in our securities.

ITEM 1. Financial Statements (Unaudited)

UNAUDITED FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$97,492,570	$99,791,032

Net Assets	$97,492,570	$99,791,032

NET ASSETS, representing:

Equity of contract owners	$74,928,665	$75,103,123
Equity of Pruco Life Insurance Company	22,563,905	24,687,909

	$97,492,570	$99,791,032

Units outstanding	30,326,387	31,227,505

Portfolio shares held	2,562,415	2,641,542

Portfolio net asset value per share	$38.05	$37.78

STATEMENTS OF OPERATIONS

For the three month periods ended March 31, 2014 and 2013

	1/1/2014-3/31/2014	1/1/2013-3/31/2013
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$975,966	$1,265,717

EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	110,875	101,937

NET INVESTMENT INCOME	865,091	1,163,780

NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Change in unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(266,613)	(944,823)
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	—	202,057

NET GAIN (LOSS) ON INVESTMENTS	(266,613)	(742,766)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$598,478	$421,014

STATEMENTS OF CHANGES IN NET ASSETS For the three month periods ended March 31, 2014 and 2013

	1/1/2014-3/31/2014	1/1/2013-3/31/2013
OPERATIONS
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$865,091	$1,163,780
Change in unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(266,613)	(944,823)
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	—	202,057

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	598,478	421,014

CAPITAL TRANSACTIONS
Net withdrawals by contract owners	(597,257)	(654,350)
Net withdrawals by Pruco Life Insurance Company	(2,299,683)	(2,249,119)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,896,940)	(2,903,469)

TOTAL INCREASE (DECREASE) IN NET ASSETS	(2,298,462)	(2,482,455)

NET ASSETS
Beginning of period	99,791,032	96,815,891

End of period	$97,492,570	$94,333,436

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2014

(Unaudited)

Note 1: General

Pruco Life Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on August 27, 1986 and commenced business September 5, 1986. Pursuant to Arizona law, the Real Property Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life” or the “Company”), and is registered under the Securities Act of 1933, as amended. Pruco Life is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential”), which is an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). The assets of the Real Property Account are segregated from Pruco Life’s other assets. The Real Property Account is used to fund benefits under certain variable life insurance and variable annuity contracts issued by Pruco Life. These products are Appreciable Life (“VAL”), Variable Life (“VLI”), Discovery Plus (“SPVA”), and Discovery Life Plus (“SPVL”).

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Real Property Account, along with The Prudential Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the unaudited consolidated financial statements of the Partnership.

The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

Note 2: Summary of Significant Accounting Policies and Pronouncements

A.	Basis of Accounting

The Unaudited Interim Financial Statements as of March 31, 2014 and the statement of net assets as of December 31, 2013, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Real Property Account’s Audited Financial Statements included in the Real Property Account’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2014

(Unaudited)

Note 2: Summary of Significant Accounting Policies and Pronouncements (continued)

B.	Investment in Partnership Interest

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At March 31, 2014 and December 31, 2013, the Real Property Account’s interest in the General Partners Controlling Interest was as 53.6% or 2,562,415 shares and 53.8% or 2,641,542 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the unaudited consolidated financial statements of the Partnership.

C.	Income Recognition

Net investment income, recognized and unrealized gains and losses are allocated based upon monthly average net assets for the investment in the Partnership. Amounts are based on the Real Property Account’s proportionate interest in the Partnership.

D.	Equity of Pruco Life Insurance Company

Pruco Life maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.

For the period ended March 31, 2014 and the year ended December 31, 2013, there were no cash transactions at the Real Property Account level as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2014

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

Note 5: Net Contributions (Withdrawals) by Contract Owners

Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
VAL	(450,066)	(617,102)
VLI	(70,984)	(23,782)
SPVA	(5,866)	(233)
SPVL	(70,341)	(13,233)

TOTAL	$(597,257)	$(654,350)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2014

(Unaudited)

Note 6: Partnership Distributions

For the period ended March 31, 2014, the Partnership distributed a total of $5.0 million, which occurred on March 26, 2014. The Real Property Account’s share of this distribution was $3.0 million. During the year ended December 31, 2013, the Partnership distributed $10.0 million, which occurred on March 26, 2013 and December 30, 2013 for $5.0 million each. The Real Property Account’s share of these distributions were $3.0 million each or a total of $6.0 million.

Note 7: Unit Information

All products referred to in Note 1 for outstanding units and unit values at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Units Outstanding:	30,326,387	31,227,505
Unit Value:	$2.70602 to $3.45808	$2.69505 to $3.43650

Note 8: Financial Highlights

The range of total return for the three months ended March 31, 2014 and 2013 were as follows:

	March 31, 2014	March 31, 2013
Total Return	0.41% to 0.63%	0.22% to 0.44%

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2014

(Unaudited)

Note 9: Fair Value Disclosure

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

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Real Property Account’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The Real Property Account’s Level 3 assets consist of the investment in the Partnership which is based on the Real Property Account’s proportionate interest of the Partnership’s fair value, which approximates the Partnership’s net asset value. Properties owned by the Partnership are illiquid and fair value is based on estimates from property appraisal reports prepared by independent real estate appraisers as discussed in the notes to the Partnership’s unaudited consolidated financial statements. All of the Real Property Account’s assets were classified as Level 3.

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

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2014

(Unaudited)

In general, the input values in the appraisal process are unobservable, therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy.

Level 3 Assets by Hierarchy

The table below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.

	($ in 000’s)
	Fair value measurements at March 31, 2014

	Amounts measured at fair value 3/31/2014	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$97,493	$—	$—	$97,493

	($ in 000’s)
	Fair value measurements at December 31, 2013

	Amounts measured at fair value 12/31/2013	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$99,791	$—	$—	$99,791

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

March 31, 2014

(Unaudited)

The table below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

($ in 000’s)
Three Months Ended March 31, 2014
Beginning balance @ 1/1/2014	$99,791
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	(267)
Net investment income from Partnership operations	976
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—
Distributions	(3,007)

Ending balance @ 3/31/2014	$97,493

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to the assets still held at the reporting date	$(267)

($ in 000’s)
Three Months Ended March 31, 2013
Beginning balance @ 1/1/2013	$96,816
Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	(743)
Net investment income from Partnership operations	1,266
Acquisition/additions	—
Equity income	—
Contributions	—
Disposition/settlements	—
Equity losses	—
Distributions	(3,006)

Ending balance @ 3/31/2013	$94,333

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to the assets still held at the reporting date	$(945)

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 3/31/2014 — $229,036,965; 12/31/2013 — $220,224,084)	$218,545,624	$210,100,000
CASH AND CASH EQUIVALENTS	32,209,259	43,962,922
OTHER ASSETS, NET	3,669,324	4,315,268

Total assets	$254,424,207	$258,378,190

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$58,972,164	$59,223,759
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,854,245	3,008,619
DUE TO AFFILIATES	632,545	649,925
OTHER LIABILITIES	739,670	824,064

Total liabilities	63,198,624	63,706,367

COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	181,726,356	185,407,870
NONCONTROLLING INTEREST	9,499,227	9,263,953

	191,225,583	194,671,823

Total liabilities and partners’ equity	$254,424,207	$258,378,190

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,776,348	4,907,883

SHARE VALUE AT END OF PERIOD	$38.05	$37.78

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
INVESTMENT INCOME:
Revenue from real estate and improvements	$6,392,689	$7,086,804
Interest income	5,264	3,818

Total investment income	6,397,953	7,090,622

INVESTMENT EXPENSES:
Operating	1,416,688	1,676,420
Investment management fee	632,545	612,508
Real estate taxes	643,891	600,588
Administrative	1,013,676	1,055,920
Interest expense	728,102	697,220

Total investment expenses	4,434,902	4,642,656

NET INVESTMENT INCOME	1,963,051	2,447,966

RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	—	22,806,448
Less: Cost of real estate investments sold	—	17,139,582

Gain (loss) realized from real estate investments sold	—	5,666,866

Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	—	5,293,512

Net gain (loss) recognized on real estate investments sold	—	373,354

Change in unrealized gain (loss) on real estate investments held	(367,257)	(1,905,527)

NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	(367,257)	(1,532,173)

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,595,794	$915,793

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	148,313	109,213
Net unrealized gain (loss) attributable to noncontrolling interest	128,995	(155,311)

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$277,308	$(46,098)

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	1,814,738	2,338,753
Net recognized gain (loss) attributable to general partners’ controlling interest	—	373,354
Net unrealized gain (loss) attributable to general partners’ controlling interest	(496,252)	(1,750,216)

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$1,318,486	$961,891

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Unaudited)

	For the Three Months Ended March 31,
	2014			2013
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$1,814,738	$148,313	$1,963,051	$2,338,753	$109,213	$2,447,966
Net recognized and unrealized gain (loss) from real estate investments	(496,252)	128,995	(367,257)	(1,376,862)	(155,311)	(1,532,173)

Increase (decrease) in net assets resulting from operations	1,318,486	277,308	1,595,794	961,891	(46,098)	915,793

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to General Partners	(5,000,000)	—	(5,000,000)	(5,000,000)	—	(5,000,000)
Contributions from noncontrolling interest	—	—	—	—	1,113,456	1,113,456
Distributions to noncontrolling interest	—	(42,034)	(42,034)	—	(12,723)	(12,723)

Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	(42,034)	(5,042,034)	(5,000,000)	1,100,733	(3,899,267)

INCREASE (DECREASE) IN NET ASSETS	(3,681,514)	235,274	(3,446,240)	(4,038,109)	1,054,635	(2,983,474)

NET ASSETS - Beginning of period	185,407,870	9,263,953	194,671,823	178,756,670	6,259,305	185,015,975

NET ASSETS - End of period	$181,726,356	$9,499,227	$191,225,583	$174,718,561	$7,313,940	$182,032,501

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$1,595,794	$915,793
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	367,257	1,532,173
Amortization of discount on investment level debt	—	2,278
Amortization of deferred financing costs	7,041	17,550
Bad debt expense	22,858	2,668
(Increase) decrease in:
Other assets	616,045	(1,083,677)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,657)	(275,373)
Due to affiliates	(17,380)	(68,600)
Other liabilities	(84,394)	102,587

Net cash flows provided by (used in) operating activities	2,501,564	1,145,399

CASH FLOWS PROVIDED FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	—	22,806,448
Acquisition of real estate and improvements	(8,295,624)	(20,868,465)
Additions to real estate and improvements	(665,974)	(1,137,264)

Net cash flows provided by (used in) investing activities	(8,961,598)	800,719

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(5,000,000)	(5,000,000)
Proceeds from investment level debt	—	12,400,000
Principal payments on investment level debt	(251,595)	(9,236,244)
Contributions from noncontrolling interest	—	1,113,456
Distributions to noncontrolling interest	(42,034)	(12,723)

Net cash flows provided by (used in) financing activities	(5,293,629)	(735,511)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,753,663)	1,210,607

CASH AND CASH EQUIVALENTS - Beginning of period	43,962,922	18,829,641

CASH AND CASH EQUIVALENTS - End of period	$32,209,259	$20,040,248

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	March 31, 2013 Ownership	City, State	2014 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)
				March 31, 2014 (Unaudited)		December 31, 2013
Property Name				Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$27,380,875	$5,700,000	$27,311,648	$6,400,000
Summit @ Cornell Oaks	WO	Beaverton , OR	72,109	13,858,286	10,400,000	13,848,773	10,300,000
		Offices % as of 3/31/14	9%	41,239,161	16,100,000	41,160,421	16,700,000

APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,730,325	24,800,000	22,666,478	24,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	22,993,277	27,300,000	22,984,775	27,300,000
Vantage Park	CJV	Seattle, WA	91 Units	21,234,370	24,000,000	21,156,575	24,200,000
The Reserve	WO	Charlotte, NC	140 Units	14,499,260	14,000,000	14,409,301	13,700,000
		Apartments % as of 3/31/14	50%	81,457,232	90,100,000	81,217,129	90,000,000

RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,650,467	19,000,000	18,562,779	18,900,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,431,956	32,500,000	25,430,335	31,900,000
Westminster Crossing East	CJV	Westminster, MD	89,849	15,220,419	17,700,000	15,156,172	17,700,000
Village Walk	WO	Roswell, GA	88,504	20,676,861	19,200,000	20,664,003	18,900,000
Harnett Crossing	WO	Dunn, NC	189,143	6,771,132	2,800,000	6,756,713	3,500,000
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,295,624	8,295,624	—	—
		Retail % as of 3/31/14	55%	95,046,459	99,495,624	86,570,002	90,900,000

HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	161 Rooms	11,294,113	12,850,000	11,276,532	12,500,000
		Hotel % as of 3/31/14	7%	11,294,113	12,850,000	11,276,532	12,500,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of 3/31/14			121%	$229,036,965	$218,545,624	$220,224,084	$210,100,000

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

		March 31, 2014 (Unaudited)			December 31, 2013
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				17.7%		23.7%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$18,300,000	May, 2014	$18,298,818	$18,298,818	$18,600,000	$18,600,000
Federal Home Loan Bank, 0 coupon bond	3,140,000	April, 2014	3,140,000	3,140,000	6,800,000	6,800,000
Federal Home Loan Bank, 0 coupon bond	7,000,000	April, 2014	7,000,000	7,000,000	9,998,911	9,998,911
Federal Home Loan Bank, 0 coupon bond	1,680,000	April, 2014	1,680,000	1,680,000	1,999,711	1,999,711
Federal Home Loan Bank, 0 coupon bond			—	—	2,699,707	2,699,707

Total Cash Equivalents			30,118,818	30,118,818	40,098,329	40,098,329
Cash			2,090,441	2,090,441	3,864,593	3,864,593

Total Cash and Cash Equivalents			$32,209,259	$32,209,259	$43,962,922	$43,962,922

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2014

(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.	Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation in the financial statements have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2013. The Partnership has evaluated subsequent events through May 14, 2014, the date these financial statements were available to be issued.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity

Cash paid for interest during the three months ended March 31, 2014 and March 31, 2013 was $721,061 and $632,749, respectively.

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

In general fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of Prudential Investment Management, Inc. (“PIM”), which is an indirectly owned subsidiary of Prudential Financial, is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the Financial Accounting Standards Board (“FASB”) authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. The real estate investments consisting of real estate and improvements are therefore classified as Level 3.

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

March 31, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value Measurements:

FASB authoritative guidance on fair value measurements and disclosures establishes a fair value measurement framework, provides a single definition of fair value and requires expanded disclosure summarizing fair value measurements. This guidance provides a three-level hierarchy based on the inputs used in the valuation process. The levels in the fair value hierarchy within which the fair value measurements falls are determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

During the three months ended March 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

Table 1

		(in 000’s)
		Fair value measurements at March 31, 2014 using
Assets:	Cost at 03/31/14	Amounts measured at fair value 03/31/2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$229,037	$218,546	$—	$—	$218,546
Cash equivalents	30,119	30,119	30,119	—	—

Total	$259,156	$248,665	$30,119	$—	$218,546

		(in 000’s)
		Fair value measurements at December 31, 2013 using
Assets:	Cost at 12/31/13	Amounts measured at fair value 12/31/2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$220,224	$210,100	$—	$—	$210,100
Cash equivalents	40,098	40,098	40,098	—	—

Total	$260,322	$250,198	$40,098	$—	$210,100

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2014 and March 31, 2013.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/14	$210,100
Net gains (losses) recognized/unrealized included in earnings (or changes in net assets)	(367)
Acquisitions, issuances and contributions	8,813
Disposition, settlements and distributions	—

Ending balance @ 3/31/14	$218,546

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(367)

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/13	$223,622
Net gains (losses) recognized/unrealized included in earnings (or changes in net assets)	(1,532)
Acquisitions, issuances and contributions	22,119
Disposition, settlements and distributions	(22,806)

Ending balance @ 3/31/13	$221,403

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$(1,906)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of March 31, 2014
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques		Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$90,100	4	Discounted cash flow		Exit capitalization rate	5.00% - 6.25% (5.50%)
					Discount rate	6.75% - 7.75% (7.12%)
Hotel	12,850	1	Market value	*
Office	16,100	2	Discounted cash flow		Exit capitalization rate	7.75% - 9.00% (8.19%)
					Discount rate	8.75% - 9.25% (8.93%)
Retail	99,496	6	Discounted cash flow		Exit capitalization rate	6.50% - 10.00% (7.51%)
					Discount rate	7.00% - 10.50% (8.02%)

	$218,546

*	The market value approach represents assets in which estimated fair value represents subjective estimates by management based on the investment’s specific facts and circumstances. See Note 3 for further details on valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2014

(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

As of March 31, 2014, the Partnership’s mortgages on wholly owned properties and consolidated partnerships have an estimated fair value of approximately $59.6 million, and a carrying value (amortized cost) of $59.0 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk

The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate are fairly presented as of March 31, 2014 and December 31, 2013.

B.	Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2014, the Partnership had no outstanding matured loans.

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

Note 6: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three month periods ended March 31, 2014 and March 31, 2013, management fees incurred by the Partnership were $632,545 and $612,508, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

March 31, 2014

(Unaudited)

Note 7: Financial Highlights

	For The Three Months Ended March 31,
	2014	2013	2012	2011	2010
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$37.78	$34.49	$32.27	$28.38	$25.88
Income From Investment Operations:

Net investment income attributable to general partners’ controlling interest, before management fee	0.50	0.57	0.46	0.46	0.37

Investment Management fee attributable to general partners’ controlling interest	(0.13)	(0.12)	(0.11)	(0.09)	(0.09)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	(0.10)	(0.27)	0.26	0.94	(0.45)

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	0.27	0.18	0.61	1.31	(0.17)

Net Asset Value attributable to general partners’ controlling interest, end of period	$38.05	$34.67	$32.88	$29.69	$25.71

Total Return attributable to general partners’ controlling interest, before Management Fee:	1.05%	0.88%	2.25%	4.96%	-0.29%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	0.71%	0.54%	1.90%	4.61%	-0.63%

Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$182	$175	$170	$173	$166
Ratios to average net assets for the period ended (b):
Management fees	0.34%	0.34%	0.35%	0.35%	0.33%
Other portfolio level expense	0.04%	0.06%	0.05%	0.07%	0.06%

Total Portfolio Level Expenses	0.38%	0.40%	0.40%	0.42%	0.39%

Net Investment Income, before Management Fee	1.32%	1.65%	1.44%	1.63%	1.38%
Net Investment Income, after Management Fee	0.98%	1.31%	1.09%	1.28%	1.05%

(a)	Total Return, before/after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

          Net Investment Income + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

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

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited financial statements of the Real Property Account, the unaudited consolidated financial statements of the Partnership and the related notes included in this filing.

(a) Liquidity and Capital Resources

As of March 31, 2014, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $32.2 million, a decrease of approximately $11.8 million from $44.0 million as of December 31, 2013. The decrease was primarily due to the following activities (a) $8.3 million for an acquisition of a grocery-anchored retail center located in North Fort Myers, Florida; (b) $5.0 million distribution to the general partners’ controlling interest; (c) $0.3 million of principal payments made on financed properties; and (e) $0.7 million paid for capital improvements. The $0.7 million payment for capital improvements included the following items: (a) $0.2 million for space renovations at the office property in Lisle, Illinois and (b) $0.5 million for capital improvements and transaction costs associated with leasing expenses at various properties. Partially offsetting this decrease was an increase due to net cash flow generated from property operations of $2.5 million.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for its distributions to its partners. As of March 31, 2014, approximately 12.7% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the three month periods ended March 31, 2014 and March 31, 2013.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was approximately $1.8 million, a decrease of approximately $0.5 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $0.7 million in the office sector investments’ net investment income from the prior year period. Partially offsetting this decrease was an increase of approximately $0.2 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

Valuation overview

The Partnership recorded net unrealized losses attributable to the general partners’ controlling interest of approximately $0.5 million for the three month period ended March 31, 2014. This is compared with net unrealized losses attributable to the general partners’ controlling interest of approximately $1.8 million for the prior year period. The net unrealized losses attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 were primarily due to valuation decreases in the office and retail sector investments. Offsetting the unrealized losses were unrealized gains in the hotel and apartment sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net Investment Income:

Office properties	$633,291	$1,283,041
Apartment properties	868,030	696,785
Retail properties	977,140	993,146
Hotel property	42,635	79,485
Other (including interest income, investment mgt fee, etc.)	(706,358)	(713,704)

Total Net Investment Income	$1,814,738	$2,338,753

Net Recognized Gain (Loss) on Real Estate Investments:

Apartment Properties	$—	$373,354

Net Recognized Gain (Loss) on Real Estate Investments	$—	$373,354

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$(678,741)	$(606,412)
Apartment properties	27,594	(170,994)
Retail properties	(155,630)	(249,450)
Hotel property	310,525	(723,360)

Net Unrealized Gain (Loss) on Real Estate Investments	$(496,252)	$(1,750,216)

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$(496,252)	$(1,376,862)

OFFICE PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lisle, IL	$434,670	$462,230	$(769,228)	$(581,254)	34%	57%
Brentwood, TN #1	15,096	331,912	—	100,000	N/A	100%
Beaverton, OR	166,503	141,775	90,487	(25,158)	100%	91%
Brentwood, TN #2	17,022	347,124	—	(100,000)	N/A	100%

	$633,291	$1,283,041	$(678,741)	$(606,412)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.6 million for the three month period ended March 31, 2014, which represents a decrease of approximately $0.7 million from the prior year period primarily due to the sale of the properties in Brentwood, Tennessee in December 2013, thus, these properties’ results of operations reflect minimal net investment income balances from expense write-offs for the three month period ended March 31, 2014.

Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.7 million for the three month period ended March 31, 2014, compared with a net unrealized loss attributable to the general partners’ controlling interest of approximately $0.6 million from the prior year period. The unrealized loss attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was primarily due to lower occupancy at the property in Lisle, Illinois. Partially offsetting this loss was a valuation gain at the property in Beaverton, Oregon due to higher occupancy.

APARTMENT PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Recognized/ Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Raleigh, NC (1)	$—	$(5,927)	$—	$373,354	N/A	N/A
Austin, TX	373,567	381,167	(8,502)	(203,750)	93%	96%
Charlotte, NC	202,882	181,808	210,041	(115,845)	94%	98%
Seattle, WA #1	139,543	74,008	(54,623)	148,601	93%	92%
Seattle, WA #2	152,038	65,729	$(119,322)	—	100%	97%

	$868,030	$696,785	$27,594	$202,360

(1)	The Raleigh, North Carolina property was sold on February 25, 2013, which was reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $0.9 million for the three month period ended March 31, 2014, which represents an increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was primarily due to increased rents from unit renovations at the properties in Seattle, Washington and Charlotte, North Carolina.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a minimal net unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2014, compared with a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $0.2 million for the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was due to favorable market leasing assumptions at the property in Charlotte, North Carolina. Partially offsetting the net unrealized gain were net unrealized losses at the properties in Seattle, Washington due to an increase in real estate taxes.

RETAIL PROPERTIES

Quarter Ended March 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Hampton, VA	$267,629	$273,408	$12,312	$(218,473)	96%	84%
Ocean City, MD	204,099	198,253	323,582	79,134	96%	96%
Westminster, MD	308,620	319,210	(64,247)	(105,998)	100%	100%
Dunn, NC	25,735	80,686	(714,419)	(4,113)	33%	36%
Roswell, GA	136,284	121,589	287,142	—	96%	96%
North Fort Myers, FL	34,773	—	—	—	88%	N/A

	$977,140	$993,146	$(155,630)	$(249,450)

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $1.0 million for the three month period ended March 31, 2014, which is relatively unchanged from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was largely due to increased snow removal expenses at the properties in Hampton, Virginia, Westminster, Maryland and Dunn, North Carolina. Partially offsetting these decreases were increases to net investment income at the property in Roswell, Georgia due to decreased real estate taxes and the property in Ocean City, Maryland due to increased rents.

Unrealized gain/(loss)

The retail properties owned by the Partnership recorded an unrealized loss attributable to the general partners’ controlling interest of approximately $0.2 million for the three month period ended March 31, 2014, which is relatively unchanged from the prior year period. The net unrealized loss attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was primarily due to an increase in required capital expenditures at the property in Dunn, North Carolina. Partially offsetting the unrealized loss were unrealized gains at the property in Ocean City, Maryland and the property in Roswell, Georgia due to lower investment rates. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments.

HOTEL PROPERTY

Quarter Ended March 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lake Oswego, OR	$42,635	$79,485	$310,525	$(723,360)	60%	56%

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was under $0.1 million for the three month period ended March 31, 2014, which remained relatively unchanged from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was largely due to increased operating expenses.

Unrealized gain/(loss)

The Partnership’s hotel property recorded an unrealized gain attributable to the general partners’ controlling interest of approximately $0.3 million for the three month period ended March 31, 2014, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $0.7 million for the prior year period. The unrealized gain attributable to the general partners’ controlling interest for the three month period ended March 31, 2014 was primarily due to the contractually agreed sale price of the asset. The property is projected to be disposed of in May of 2014.

Other

Other net investment loss mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment loss attributable to the general partners’ controlling interest was approximately $0.7 million for the three month period ended March 31, 2014, which remained relatively unchanged from the prior year period.

(c) Inflation

A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “U.S. GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership may change significantly.

The following sections discuss those critical accounting policies applied in preparing the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership that are most dependent on the application of estimates and assumptions.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single three month period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximate value for the type of real estate in the market.

Cash equivalents include short term investments with maturities of three months or less when purchased.

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 49.02% of its investment portfolio as of March 31, 2014, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at March 31, 2014:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$32.2	0.06%

The table below discloses the Partnership’s investment level debt as of March 31, 2014. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%	5.46%
Fixed Rate	$765	$1,084	$1,153	$1,315	$2,380	$39,775	$46,472	$47,000
Variable Rate	—	12,500	—	—	—	—	12,500	12,600

Total Investment Level Debt	$765	$13,584	$1,153	$1,315	$2,380	$39,775	$58,972	$59,600

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

ITEM 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“the Exchange Act), as of March 31, 2014 . Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(e) occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.

Item 6. Exhibits

31.1 Section 302 Certification of the Principal Executive Officer.

31.2 Section 302 Certification of the Chief Financial Officer.

32.1 Section 906 Certification of the Principal Executive Officer.

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

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

Date: May 14, 2014	/s/ Yanela C. Frias
Yanela C. Frias Vice President and Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)