Form 10-K
period 2014-12-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2015-03-13
CIK 801348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of this Act)    Yes  ☐    No  ☒

PRUCO LIFE VARIABLE CONTRACT

REAL PROPERTY ACCOUNT

(Registrant)

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and value of business acquired; (6) changes in our financial strength or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) changes in statutory or accounting principles generally accepted in the United States of America, or “U.S. GAAP”, practices or policies; and (15) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership or “Partnership” and investment in our securities.

This report includes real estate market data. Market data is subject to change and there are limits on the availability and reliability of raw data and other limitations and uncertainties inherent in any survey of market data.

PART I

Item 1. Business

Pruco Life Variable Contract Real Property Account (the “Real Property Account” or the “Registrant”) was established on August 27, 1986. Pursuant to Arizona law, the Real Property Account was established as a separate investment account of Pruco Life Insurance Company (“Pruco Life” or the “Company”). The Real Property Account was established to provide a real estate investment option offered in connection with the funding of benefits under certain variable life insurance and variable annuity contracts (the “Contracts”) issued by Pruco Life.

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership, a general partnership organized under New Jersey law on April 29, 1988, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), Pruco Life and Pruco Life Insurance Company of New Jersey (collectively known as the “General Partners”) to provide a means for assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies to be invested in a commingled pool.

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

Office Properties – The Partnership owns office properties in Lisle, Illinois and Beaverton, Oregon. Total square footage owned is approximately 164,318, of which 65%, or 107,517 square feet, are leased between 1 and 5 years.

Apartment Complexes – The Partnership owns apartment properties in Austin, Texas; Charlotte, North Carolina; and Seattle, Washington, comprising a total of 515 apartment units, of which 94%, or 482 units, are leased. Leases range from month-to-month to eighteen months.

Retail Properties – The Partnership owns retail properties in Dunn, North Carolina; Hampton, Virginia; Norcross, Georgia Ocean City, Maryland; Roswell, Georgia; and Westminster, Maryland. Total square footage owned is approximately 839,159 of which 85%, or 710,787 square feet, are leased between 1 and 17 years.

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

Market Conditions

The U.S. economy significantly improved in 2014, which supported solid gains in real estate fundamentals. GDP grew at an annualized rate of 5% in the third quarter of 2014 according to the Bureau of Economic Analysis, an agency of the US Department of Commerce that provides economic statistics. This marked the strongest annualized rate of economic growth since the third quarter of 2003. At the same time, the U.S. labor market improved. Employment expanded by 2.1% in 2014, up from 1.7% in 2013.

Debt Markets

The lending market remained favorable for borrowers in 2014. The U.S. 10-year Treasury rate fell by approximately 70 basis points during 2014. Issuance of mortgage-backed securities increased by 9% to $94 billion in 2014 from $86 billion in the previous year, according to Commercial Mortgage Alert, a leading trade publication that tracks the commercial mortgage market. In addition, originations of commercial and multifamily lending was up 16% year-over-year in the third quarter of 2014 per data from the Mortgage Bankers Association.

REIT Market

The US REIT market recorded sizeable gains in 2014. The FTSE NAREIT Equity REIT Index, which tracks the performance of US equity REITs and is published jointly by the FTSE Group and the National Association of Real Estate Investment Trusts, showed a return of 28% in 2014, compared to 2.9% in 2013. Fund inflows to REIT mutual funds and exchange traded funds totaled approximately $18.1 billion in 2014, bringing the total assets under management to $237.3 billion according to Citi Research, the internal research division of Citigroup.

Property Markets

Real estate demand continued to expand across property types, which reduced vacancies in all sectors. Apartment market vacancies ended 2014 lower than in the previous year despite the significant amount of development activity, according to Axiometrics, a multifamily data provider. Inventory growth remained below the 15-year historical average for the office, retail, and industrial markets, aiding in the vacancy recovery in these sectors according to data from real estate research firms CoStar Portfolio Strategy and CBRE Econometric Advisors. Operating performance rose among all property segments. Improvements in real estate fundamentals supported a value increase of 10% per the Green Street Advisors’ Property Price Index. Price indices for major property types are now above 2007 peak levels.

Apartment: The national apartment vacancy rate ended 2014 at 5.1%, down 40 basis points from 2013 according to Axiometrics data. Absorption continued to exceed net completions despite the inventory growth. In addition, the average apartment effective rental rate expanded by 4.7%.

Retail: Demand grew while completions remained below historical trends according to CoStar Portfolio Strategy. As a result, vacancies fell by approximately 50 basis points.

Office: National office vacancies fell by a full percentage point in 2014 to their lowest levels since 2007 according to data from CBRE Econometric Advisors. Inventory growth amounted to 0.6%, which was below its 15-year historical annual average rate.

Industrial: National warehouse demand expanded by 1.1% in 2014 according to CoStar Portfolio Strategy. Deliveries of new industrial product increased but remained below historical trends, reducing vacancies by 60 basis points. Improving fundamentals allowed for rent growth of 4.3%, consistent with the 2013 level.

Hotel: Hotel occupancies rose by 2.3 percentage points year-over-year as of the third quarter of 2014 and are at their highest levels since 1997, according to CoStar Portfolio Strategy. Strong occupancies supported an increase in revenue per available room amounting to 10.1% over the same time period.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity. Throughout this section “we” and “our” refer to the Company.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our business and our results of operations may be materially adversely affected by conditions in the global financial markets and by economic conditions generally.

Even under relatively favorable market conditions, our insurance and annuity products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuities products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain product lines.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by the Company’s subsidiaries. Under such conditions, we may seek additional debt or equity capital but may be unable to obtain it.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest, and maturities on our debt and dividends on our capital stock. The principal sources of our liquidity are insurance premiums, annuity considerations, cash flow from our investment portfolio, and fees from separate account assets.

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2014, the Partnership had no outstanding matured loans.

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

The Company is subject to the rules and regulations of the Securities and Exchange Commission relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for the Company and certain of its affiliates. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) subjects the Company, its parent and its affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial, Inc. (“Prudential Financial”), the ultimate parent of the Company, should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve Board (“FRB”) as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or the Company’s financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital or liquid assets. Key aspects of Dodd-Frank’s impact on us include:

•

As a Designated Financial Company, Prudential Financial is now subject to supervision by the FRB and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, risk management, and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly resolution in the event of severe financial distress. If the FRB and the Federal Deposit Insurance Corporation (“FDIC”) jointly determine that Prudential Financial’s plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets to facilitate Prudential Financial’s orderly resolution. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on Prudential Financial’s business and capital distributions. Prudential Financial is now also subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, final rules regarding margin requirements for OTC derivatives have not been adopted, and any margin rules applicable to the Company may be more onerous than the collateral posting requirements under our existing OTC derivatives contracts.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that Prudential Financial is in default or in danger of default and presents a systemic risk to U.S. financial stability, and Prudential Financial U.S. insurance subsidiaries would be subject to rehabilitation and liquidation proceedings under state insurance law. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the Financial Stability Board (“FSB”), has issued a series of proposals intended to produce significant changes in how financial companies, particularly that are members of large and complex financial groups, should be regulated.

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). The framework policy measures for GSIIs published by the International Association of Insurance Supervisors (the “IAIS”) include enhanced group-wide supervision, enhanced capital standards, (including basic capital requirements (“BCR”) and higher loss absorption capital standards), enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. In October 2014, the IAIS concluded the development of its initial BCR framework. Depending on the directions of domestic group wide supervisors, G-SIIs such as Prudential Financial will be required to report their BCR results beginning in 2015 on a confidential basis. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework for G-SIIs is anticipated by 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of Prudential Financial’s identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the IAIS is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019, and in December 2014, it published a proposed standard for public comment. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

Changes in U.S. federal, income tax law or in the income tax laws of other jurisdictions in the U.S. in which we operate could make some of the Company’s products less attractive to consumers and also increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make the Company’s products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Congress from time to time considers legislation that could make the Company’s products less attractive to consumers. Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making the Company’s products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on the Company’s products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The products the Company sells have different tax characteristics, in some cases generating tax deductions for the Company. The level of profitability of certain of the Company’s products is significantly dependent on these characteristics and the Company’s ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of the Company’s capital management strategies. Accordingly, changes in tax law, the Company’s ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by the Company’s products, could impact product pricing and returns or require the Company to reduce its sales of these products or implement other actions that could be disruptive to our businesses. In addition, the adoption of “principles based” approaches for statutory reserves may lead to significant changes to the way tax reserves are determined and thus reduce future tax deductions.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information. Many financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyber attacks and other means.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third parties outside of Prudential Financial such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential Financial’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while the Company has certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues, or financial loss to our customers and otherwise adversely affect our business.

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

•

A man-made or natural disaster, such as an earthquake in Japan, could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

•

A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

•

Pandemic disease could have a severe adverse effect on the Company’s business. The potential impact of such a pandemic on the Company’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

The above risks are more pronounced in respect of geographic areas, including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations, and in respect of countries and regions in which we operate subject to a greater potential threat of military action or conflict.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Finally, climate change may increase the frequency and severity of weather related disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments we hold or managed for others. We cannot predict the long term impacts on us from climate change or related regulation.

Risks associated with real estate investing

Liquidity of Investments

Because the Real Property Account will, through the Partnership, invest primarily in real estate, its assets will not be as liquid as the investments generally made by separate accounts of life insurance companies funding variable life insurance and variable annuity contracts. The Partnership will, however, hold approximately 10% of its assets in cash and invested in liquid securities. The primary purposes for such investments are to meet the expenses involved in the operation of the Partnership and to allow it to have sufficient liquid assets to meet any requests for withdrawals from the Real Property Account. Such withdrawals would be made in order to meet requested or required payments under the Contracts.

We have taken steps to ensure that the Partnership will be liquid enough to meet all anticipated withdrawals by the Partners to meet the separate accounts’ liquidity requirements. It is possible that the Partnership may need to dispose of a real property or mortgage loan investment promptly in order to meet such withdrawal requests.

General Risks of Real Property Investments

By participating in the Real Property Account and thereby in the investment performance of the Partnership, you will be subject to many of the risks of real property investments. These include:

1. Risks of Ownership of Real Properties. The Partnership will be subject to the risks inherent in the ownership of real property such as fluctuations in occupancy rates and operating expenses and variations in rental schedules. It may be adversely affected by general and local economic conditions, the supply of and demand for properties of the type in which the Partnership invests, zoning laws, and real property tax rates. Operation of property in which the Partnership invests will primarily involve rental of that property to tenants. The financial failure of a tenant resulting in the termination of their lease might cause a reduction in the cash flow to the Partnership. If a lease is terminated, there is no assurance that the Partnership will be able to find a new tenant for the property on terms as favorable to the Partnership as those from the prior tenant. Investments in hotels are subject to additional risk from the daily turnover and fluctuating occupancy rates of hotel rooms and the absence of long-term tenants.

The Partnership’s properties will also be subject to the risk of loss due to certain types of property damage (such as from nuclear power plant accidents and wars) which are either uninsurable or not economically insurable.

2. Risks of Mortgage Loan Investments. The Partnership’s mortgage loan investments will be subject to the risk of default by the borrowers. In this event the Partnership would have the added responsibility of foreclosing on or pursuing other remedies on the underlying properties to protect the value of its mortgage loans. A borrower’s ability to meet its mortgage loan payments will be dependent upon the risks generally inherent to the ownership of real property. Mortgage loans made by the Partnership will generally not be personal obligations of the borrowers. The Partnership will only rely on the value of the underlying property for its security. Mechanics’, material men’s, government, and other liens may have or obtain priority over the Partnership’s security interest in the property.

In addition, the Partnership’s mortgage loan investments will be subject to prepayment risks. If the terms of the mortgage loans permit, mortgagors may prepay the loans, thus possibly changing the Partnership’s return.

Junior mortgage loans (including wraparound mortgage loans) will be subject to greater risk than first mortgage loans, since they will be subordinate to liens of senior mortgagees. In the event a default occurs on a senior mortgage, the Partnership may be required to make payments or take other actions to cure the default (if it has the right to do so) in order to prevent foreclosure on the senior mortgage and possible loss of all or portions of the Partnership’s investment. “Due on sale” clauses included in some senior mortgages, accelerating the amount due under the senior mortgage in the case of sale of the property, may be applied to the sale of the property upon foreclosure by the Partnership of its junior mortgage loan.

The risk of lending on real estate increases as the proportion, which the amount of the mortgage loan bears to the fair market value of the real estate increases. The Partnership usually does not make mortgage loans of over 80% of the estimated or appraised value of the property that secures the loan. There can be no assurance, that in the event of a default, the Partnership will realize an amount equal to the estimated or appraised value of the property on which a mortgage loan was made.

Mortgage loans made by the Partnership may be subject to state usury laws. These laws impose limits on interest charges and possible penalties for violation of those limits, including restitution of excess interest, unenforceability of debt, and treble damages. The Partnership does not intend to make mortgage loans at usurious rates of interest. Uncertainties in determining the legality of interest rates and other borrowing charges under some statutes could result in inadvertent violations, in which case the Partnership could incur the penalties mentioned above.

3. Risks with Participations. The Partnership may seek to invest in mortgage loans and Leasebacks with Participations, which will provide the Partnership with both fixed interest and additional interest based upon gross revenues, sale proceeds, and/or other variable amounts. If the interest income received by the Partnership is based, in part, on a percentage of the gross revenues or sale proceeds of the underlying property, the Partnership’s income will depend on the success in the leasing of the underlying property, the management and operation of such property by the borrower or lessee and upon the market value of the property upon ultimate disposition. If the Partnership negotiates a mortgage loan with a lower fixed interest rate and an additional percentage of the gross revenues or eventual sale proceeds of the underlying property, and the underlying property fails to generate increased revenues or to appreciate, the Partnership will have foregone a potentially greater fixed return without receiving the benefit of appreciation. State laws may limit Participations. In the event of the borrower’s bankruptcy, it is possible that as a result of the Partnership’s interest in the gross revenues or sale proceeds, a court could treat the Partnership as a partner or joint venturer with the borrower, and the Partnership could lose the priority its security interest would have been given, or be liable for the borrower’s debts. The Partnership will structure its Participations to avoid being characterized as a partner or joint venturer with the borrower.

4. Risks with Sale-Leaseback Transactions. Leaseback transactions typically involve the acquisition of land and improvements thereon and the leaseback of such land and improvements to the seller or another party. The value of the land and improvements will depend, in large part, on the performance and financial stability of the lessee and its tenants, if any. The tenants’ leases may have shorter terms than the leaseback. Therefore, the lessee’s future ability to meet payment obligations to the Partnership will depend on its ability to obtain renewals of such leases or new leases upon satisfactory terms and the ability of the tenants to meet their rental payments to the lessee.

An affiliate of the Partnership investigates the stability and creditworthiness of lessees in all commercial properties the Partnership may acquire, including leaseback transactions. However, a lessee in a leaseback transaction may have few, if any, assets. The Partnership will therefore rely for its security on the value of the land and improvements. When the Partnership’s leaseback interest is subordinate to other interests in the land or improvements, such as a first mortgage or other lien, the Partnership’s leaseback will be subject to greater risk. A default by a lessee or other premature termination of the leaseback may result in the Partnership being unable to recover its investment unless the property is sold or leased on favorable terms. The ability of the lessee to meet its obligations under the leaseback, and the value of a property, may be affected by a number of factors inherent in the ownership of real property which are described above. Furthermore, the long-term nature of a leaseback may, in the future, result in the Partnership receiving lower average annual rentals. However, this risk may be lessened if the Partnership obtains Participations in connection with its Leasebacks.

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

As of December 31, 2014, approximately 18,920 contract owners of record held investments in the Real Property Account.

Item 6. Selected Financial Data

The Prudential Variable Contract Real Property Partnership Results of Operations and Financial Position are summarized as follows:

RESULTS OF OPERATIONS:

	Item 6. Selected Financial Data
	Year Ended December 31,
	2014	2013	2012	2011	2010
RESULTS OF OPERATIONS:
Total Investment Income	$25,546,941	$28,525,763	$26,066,202	$24,372,936	$24,928,302

Net Investment Income	$7,474,906	$9,574,870	$8,712,225	$8,559,353	$8,371,136

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	6,735,778	9,086,821	3,880,392	14,773,499	8,033,579

Net Increase in Net Assets Resulting From Operations	$14,210,684	$18,661,691	$12,592,617	$23,332,852	$16,404,715

FINANCIAL POSITION:
	December 31,
	2014	2013	2012	2011	2010
Total Assets	$270,945,663	$258,378,190	$246,011,495	$212,980,362	$202,789,389

Investment Level Debt	$70,006,898	$59,223,759	$56,775,225	$33,464,270	$30,565,616

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All of the assets of the Real Property Account are invested in the Partnership. Accordingly, the liquidity and capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are Prudential,

Pruco Life, and Pruco Life Insurance Company of New Jersey, or collectively, the “General Partners”.

The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the audited financial statements of the Real Property Account and the audited consolidated financial statements of the Partnership and the related Notes included in this filing.

(a) Liquidity and Capital Resources

As of December 31, 2014, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $32.3 million, a decrease of approximately $11.6 million from $43.9 million as of December 31, 2013. The decrease was primarily due to the following activities (a) $10.0 million distribution to the general partners’ controlling interest; (b) $9.3 million of equity for an acquisition of a grocery-anchored retail center located in Norcross, Georgia; (c) $8.3 million for the acquisition of a grocery-anchored retail center located in North Fort Myers, Florida; (d) $4.4 million paid for capital improvements; (e) $1.0 million of principal payments made on financed properties; and (f) net distributions to non-controlling interests of $1.2 million. The $4.4 million payment for capital improvements included the following items: (a) $1.7 million for space renovations and leasing costs at the retail property in Dunn, North Carolina; (b) $0.8 million for space renovations at the office property in Lisle, Illinois; (c) $0.5 million for unit upgrades at one of the apartment properties in Seattle, Washington; (d) $0.3 million for leasing costs at the office property in Beaverton, Oregon; (e) $0.3 million for unit upgrades at the apartment property in Charlotte, North Carolina; and $0.8 million for capital improvements and transaction costs associated with leasing expenses at various properties. Partially offsetting this decrease were the following activities: (a) net cash flow generated from property operations of $7.8 million; (b) $1.8 million of additional proceeds received on the loan secured by one of the properties in Seattle, Washington; and (c) $13.0 million of proceeds from the sale of the hotel located in Lake Oswego, Oregon.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its partners. As of December 31, 2014, approximately 11.9% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the years ended December 31, 2014 and 2013.

Net investment income overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2014 was approximately $6.8 million, a decrease of approximately $2.3 million from the prior year period. The decrease in net investment income attributable to the general partners’ controlling interest was primarily due to a decrease of $2.9 million in the office sector investments’ and a decrease of $0.3 million in the hotel property’s net investment income from the prior year period. Partially offsetting these decreases was an increase of approximately $0.5 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the retail sector and an increase of approximately $0.3 million from the prior year period in net investment income attributable to the general partners’ controlling interest from the apartment sector.

Valuation overview

The Partnership recorded a net recognized gain attributable to the general partners’ controlling interest of $0.5 million for the year ended December 31, 2014, compared to $0.1 million of recognized gain for the prior year period. The net recognized gain attributable to the general partners’ controlling interest was due to the sale of the hotel property in Lake Oswego, Oregon. The Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $5.5 million for the year ended December 31, 2014. This is compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $7.4 million for the prior year period. The unrealized gains attributable to the general partners’ controlling interest for the year ended December 31, 2014 were primarily due to valuation increases in the retail, apartment, and office sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the general partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the general partners’ controlling interest for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Net Investment Income:

Office properties	$902,364	$3,753,640
Apartment properties	3,462,902	3,204,582
Retail properties	4,512,048	3,983,771
Hotel property	911,295	1,166,789
Other (including interest income,investment mgt fee, etc.)	(2,959,125)	(2,983,397)

Total Net Investment Income	$6,829,484	$9,125,385

Net Recognized Gain (Loss) on Real Estate Investments:

Office Building	$—	$(230,171)
Apartment Properties	—	373,354
Hotel	476,599	—

Net Recognized Gain (Loss) on Real Estate Investments	$476,599	$143,183

Net Unrealized Gain (Loss) on Real Estate Investments:

Office properties	$1,123,467	$944,753
Apartment properties	2,815,220	5,563,254
Retail properties	1,598,996	2,300,802
Hotel property	—	(1,426,177)

Net Unrealized Gain (Loss) on Real Estate Investments	$5,537,683	$7,382,632

Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$6,014,282	$7,525,815

OFFICE PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Recognized/ Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lisle, IL	$323,305	$705,518	$(852,520)	$(1,433,571)	38%	65%
Brentwood, TN #1 (1)	15,096	1,197,721	—	(100,145)	N/A	N/A
Beaverton, OR	546,941	617,853	1,975,987	2,378,324	100%	91%
Brentwood, TN #2 (1)	17,022	1,232,548	—	(130,026)	N/A	N/A

	$902,364	$3,753,640	$1,123,467	$714,582

(1)	The Brentwood, Tennessee properties were sold on December 12, 2013, which is reflected as a recognized loss.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s office properties was approximately $0.9 million for the year ended December 31, 2014, which represents a decrease of approximately $2.8 million from the prior year period, primarily due to the sale of the properties in Brentwood, Tennessee in December 2013. These properties’ results of operations for the year ended December 31, 2014 represent post-close revenues. In addition, a decrease in net investment income was also attributable to reduced rents and loss of rental income from lower occupancy at the property in Lisle, Illinois.

Recognized and Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.1 million for the year ended December 31, 2014, compared with a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $0.7 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2014 was primarily due to gain on the property located in Beaverton, Oregon due to the renewal and expansion of the anchor tenant. Partially offsetting the net unrealized gain was an unrealized loss due to lower occupancy at the property in Lisle, Illinois.

APARTMENT PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Recognized/ Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Raleigh, NC (1)	$(64,926)	$(4,361)	$—	$373,354	N/A	N/A
Austin, TX	1,470,249	1,494,285	41,446	742,449	96%	97%
Charlotte, NC	903,919	843,379	1,032,549	1,443,837	96%	99%
Seattle, WA #1	523,967	413,665	908,465	1,389,258	83%	85%
Seattle, WA #2	629,693	457,614	832,760	1,987,710	91%	95%

	$3,462,902	$3,204,582	$2,815,220	$5,936,608

(1)	The Raleigh, North Carolina property was sold on February 25, 2013, which was reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s apartment properties was approximately $3.5 million for the year ended December 31, 2014, which represents an increase of approximately $0.3 million from the prior year period. This increase was primarily due to increased rents from unit renovations at the properties in Seattle, Washington and Charlotte, North Carolina.

Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.8 million for the year ended December 31, 2014, compared with a net recognized and unrealized gain attributable to the general partners’ controlling interest of approximately $5.9 million from the prior year period. These gains were due to favorable market leasing assumptions at the properties in Charlotte, North Carolina and Seattle, Washington.

RETAIL PROPERTIES

Year Ended December 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Unrealized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Hampton, VA	$1,296,785	$1,140,872	$1,019,514	$991,029	95%	96%
Ocean City, MD	878,464	828,288	341,958	643,746	96%	96%
Westminster, MD	1,326,415	1,280,748	1,135,613	2,032,113	100%	100%
Dunn, NC	22,584	283,066	(1,232,496)	170,369	48%	35%
Roswell, GA	518,444	450,797	314,679	(1,536,455)	94%	96%
North Fort Myers, FL	389,340	—	19,728	—	85%	N/A
Norcross, GA	80,016	—	—	—	100%	N/A

	$4,512,048	$3,983,771	$1,598,996	$2,300,802

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s retail properties was approximately $4.5 million for the year ended December 31, 2014, which represents an increase of approximately $0.5 million from the prior year period. The increase in net investment income attributable to the general partners’ controlling interest for the year ended December 31, 2014 was largely due to the additional income provided by the properties in North Fort Myers, Florida and Norcross, Georgia that were acquired in March, 2014 and December, 2014, respectively. In addition, an increase in net investment income was also attributable to increased rents at the properties in Ocean City, Maryland and Westminster, Maryland. Partially offsetting the increase was a decrease in net investment income at the property in Dunn, North Carolina as result of increased operating expenses.

Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the general partners’ controlling interest of approximately $1.6 million for the year ended December 31, 2014, compared with a net unrealized gain attributable to the general partners’ controlling interest of approximately $2.3 million from the prior year period. The net unrealized gain attributable to the general partners’ controlling interest for the year ended December 31, 2014 was primarily due to unrealized gains at the properties in Hampton, Virginia, Ocean City, Maryland, Westminster, Maryland and Roswell, Georgia due to lower investment rates. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Partially offsetting the net unrealized gain was an unrealized loss at the property in Dunn, North Carolina due to an increase in anticipated capital expenditures.

HOTEL PROPERTY

Year Ended December 31,	Net Investment Income/(Loss) 2014	Net Investment Income/(Loss) 2013	Recognized Gain/(Loss) 2014	Unrealized Gain/(Loss) 2013	Occupancy 2014	Occupancy 2013
Property
Lake Oswego, OR (1)	$911,295	$1,166,789	$476,599	$(1,426,177)	N/A	91%

(1)	The Lake Oswego, Oregon property was sold on October 29, 2014, which was reflected as a recognized gain.

Net investment income

Net investment income attributable to the general partners’ controlling interest for the Partnership’s hotel property was $0.9 million for the year ended December 31, 2014, which represents a decrease of approximately $0.3 million from the prior year period. The decrease at the property in Lake Oswego, Oregon was a result of the property being sold on October 29, 2014.

Recognized and Unrealized gain/(loss)

The Partnership’s hotel property recorded a recognized gain attributable to the general partners’ controlling interest of approximately $0.5 million for the year ended December 31, 2014, compared with an unrealized loss attributable to the general partners’ controlling interest of approximately $1.4 million for the prior year period. The recognized gain was due to the sale of the asset which occurred on October 29, 2014.

Other

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the general partners’ controlling interest was approximately $3.0 million for year ended December 31, 2014, which remained relatively unchanged from the prior year period.

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

Other Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the audited financial statements of the Real Property Account and the audited consolidated financial statements of the Partnership and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk – The general partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 53.50% of its investment portfolio as of December 31, 2014, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash, cash equivalents and short term investments at December 31, 2014:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$32.3	0.05%

The table below discloses the Partnership’s investment level debt as of December 31, 2014. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ thousands), including current portion	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	4.83%	4.72%	4.67%	4.61%	4.58%	4.32%	4.62%
Fixed Rate	$13,584	$1,153	$1,327	$2,408	$1,680	$49,855	$70,007	$70,700

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2014 are included on Page F-2 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As of December 31, 2014, we have adopted Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

JOHN CHIEFFO, Director and Vice President (current term expires March 2016) – Vice President, Finance, Individual Life Insurance, Prudential Financial since February 2012. Previously, he served as Vice President and Controller, International Insurance Business, Prudential Financial from 2006 to February 2012. Age 51.

YANELA C. FRIAS, Director, Chief Financial Officer and Chief Accounting Officer (current term expires March 2016) – Vice President, Finance, Individual Annuities, Prudential Financial since February 2013. Previously, she served as Vice President, Finance, Individual Life Insurance from 2011 to February 2013. She served as Managing Director, Treasurers, Prudential Financial from 2008 to September 2011. Age 43.

BERNARD J. JACOB, Director (current term expires March 2016) – Senior Vice President and Chief Financial Officer, US Businesses, Prudential Financial since January 2010. Previously, he served as Senior Vice President and Treasurer, Prudential Financial from 2006 to January 2010. Age 59.

RICHARD F. LAMBERT, Director (current term expires March 2016) – Chief Actuary, Prudential Financial since May 2012. Previously, he served as Senior Vice President and Chief Actuary, Prudential International Insurance, Prudential Financial from 2006 to May 2012. Age 58.

ROBERT F. O’DONNELL, Director, Chief Executive Officer and President (current term expires March 2016) – Senior Vice President, Annuities, Prudential Financial since April 2012. Previously, he served as Vice President, Annuities, Prudential Financial from 2009 to April 2012. Age 46.

KENT D. SLUYTER, Director and Senior Vice President (current term expires March 2016) – Senior Vice President, Individual Life Insurance, Prudential Financial since January 2013. Previously, he served as Vice President and Actuary, Individual Life Insurance, Prudential Financial from 2006 to January 2013. Age 55.

KENNETH Y. TANJI, Director and Treasurer (current term expires March 2016) – Senior Vice President and Treasurer, Treasurers, Prudential Financial since March 2013. Previously, he served as Chief Financial Officer of Prudential’s International Businesses from 2006 to March 2013. Age 49.

EXECUTIVE OFFICERS

THERESA M. DZIEDZIC, Senior Vice President, Chief Actuary and Appointed Actuary – Vice President and Actuary, Corporate Actuarial, Prudential Financial since June 2014. Previously, she served as Vice President and Actuary, Financial Reporting, Prudential Financial from 1999 to June 2014. Age 51.

JAMES M. O’CONNOR, Senior Vice President and Actuary – Vice President, Actuarial, Prudential Financial since 2001. Age 58.

LYNN K. STONE, Chief Legal Officer, Secretary and Vice President – Vice President and Corporate Counsel, Annuities Law, Prudential Financial since 2008. Age 56.

The business address of all directors and officers of Pruco Life is 213 Washington Street, Newark, New Jersey 07102-2992.
Pruco Life directors and officers are elected annually.

Code of Ethics

We have adopted Prudential Financial’s code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as well as to our directors and all other employees. Making the Right Choices is posted on Prudential Financial’s website at www.investor.prudential.com.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent registered public accounting firm of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditors” in the definitive proxy statement of Prudential Financial, Inc. for the Annual Meeting of Shareholders to be held on May 12, 2015, to be filed with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2014.

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

(c)

The following is a list of Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Registrant will furnish a copy of any Exhibit listed below to any security holder of the Registrant who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Annual Report on Form 10-K or are incorporated by reference as indicated below.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and State of New Jersey, on the 12th day of March, 2015.

PRUCO LIFE INSURANCE COMPANY

in respect of

Pruco Life Variable Contract Real Property Account

(Registrant)

By:	/s/ Robert F. O’Donnell
Robert F. O’Donnell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2015.

Signature	Title

/s/ Robert F. O’Donnell	President, Chief Executive Officer
Robert F. O’Donnell	and Director

/s/ Yanela C. Frias	Vice President, Chief Financial Officer,
Yanela C. Frias	Principal Accounting Officer and Director

*/s/ John Chieffo	Director
John Chieffo

*/s/ Bernard J. Jacob	Director
Bernard J. Jacob

*/s/ Richard F. Lambert	Director
Richard F. Lambert

*/s/ Kent D. Sluyter	Director
Kent D. Sluyter

*/s/ Kenneth Y. Tanji	Director
Kenneth Y. Tanji

*By:	/s/ Sun-Jin Moon
Sun-Jin Moon (Attorney-in-Fact)

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

(Registrant)

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2014, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. The Company’s Internal Controls over Financial Reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Pruco Life Insurance Company

and the Contract Owners of

Pruco Life Variable Contract Real Property Account

In our opinion, the accompanying statements of net assets and the related statements of operations and of changes in net assets present fairly, in all material respects, the financial position of Pruco Life Variable Contract Real Property Account at December 31, 2014 and 2013, and the results of its operations and the changes in its net assets for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of Pruco Life Insurance Company. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2015

FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS

December 31, 2014 and 2013

	2014	2013
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$100,673,266	$99,791,032

Net Assets	$100,673,266	$99,791,032

NET ASSETS, representing:
Equity of contract owners	$77,231,201	$75,103,123
Equity of Pruco Life Insurance Company	23,442,065	24,687,909

	$100,673,266	$99,791,032

Units outstanding	29,562,144	31,227,505

Portfolio shares held	2,487,198	2,641,542
Portfolio net asset value per share	$40.48	$37.78

STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$3,663,035	$4,929,261	$4,555,404

EXPENSES
Charges to contract owners for assuming mortality risk and expense risk and for administration	454,070	432,307	422,625

NET INVESTMENT INCOME	3,208,965	4,496,954	4,132,779

NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Change in unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	2,968,823	3,987,349	1,525,714
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	255,627	77,343	188,999

NET GAIN (LOSS) ON INVESTMENTS	3,224,450	4,064,692	1,714,713

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,433,415	$8,561,646	$5,847,492

STATEMENTS OF CHANGES IN NET ASSETS
For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
OPERATIONS
Net investment income	$3,208,965	$4,496,954	$4,132,779
Change in unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	2,968,823	3,987,349	1,525,714
Net gain (loss) recognized on investments allocated from The Prudential Variable Contract Real Property Partnership	255,627	77,343	188,999

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	6,433,415	8,561,646	5,847,492

CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(2,664,764)	(2,164,504)	(2,386,962)
Net contributions (withdrawals) by Pruco Life Insurance Company	(2,886,417)	(3,422,001)	(135,921)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(5,551,181)	(5,586,505)	(2,522,883)

TOTAL INCREASE (DECREASE) IN NET ASSETS	882,234	2,975,141	3,324,609

NET ASSETS
Beginning of year	99,791,032	96,815,891	93,491,282

End of year	$100,673,266	$99,791,032	$96,815,891

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2014

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

The assets of the Real Property Account are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). The Partnership is the investment vehicle for assets allocated to the real estate investment option under certain variable life insurance and annuity contracts. The Real Property Account, along with The Prudential Variable Contract Real Property Account and Pruco Life of New Jersey Variable Contract Real Property Account, are the sole investors in the Partnership. These financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership.

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

B. Investment in Partnership Interest

The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At December 31, 2014 and 2013, the Real Property Account’s interest in the General Partners Controlling Interest was 53.5% or 2,487,198 shares and 53.8% or 2,641,542 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the audited consolidated financial statements of the Partnership.

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

For the years ended December 31, 2014 and 2013, there were no cash transactions at the Real Property Account level as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented.

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2014

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

Note 4: Net Contributions (Withdrawals) by Contract Owners

Net contributions (withdrawals) by contract owners for the Real Property Account by product for the years ended December 31, 2014, 2013 and 2012 were as follows:

2014:	VAL	VLI	SPVA	SPVL	TOTAL
Contract owner net payments	$2,337,323	$188,174	$—	$—	$2,525,497
Policy loans	(977,555)	(61,239)	—	(52,460)	(1,091,254)
Policy loan repayments and interest	1,799,917	130,567	—	37,903	1,968,387
Surrenders, withdrawals, and death benefits	(2,901,725)	(257,524)	(6,537)	(123,826)	(3,289,612)
Net transfers from/(to) other subaccounts or fixed rate option	(818,189)	(34,163)	—	37,970	(814,382)
Administrative and other charges	(1,784,351)	(164,272)	—	(14,777)	(1,963,400)

	$(2,344,580)	$(198,457)	$(6,537)	$(115,190)	$(2,664,764)

2013:	VAL	VLI	SPVA	SPVL	TOTAL
Contract owner net payments	$2,416,579	$195,178	$—	$(3,501)	$2,608,256
Policy loans	(1,306,853)	(53,677)	—	(27,782)	(1,388,312)
Policy loan repayments and interest	1,766,543	76,993	—	72,178	1,915,714
Surrenders, withdrawals, and death benefits	(2,457,118)	(122,013)	(3,443)	(174,547)	(2,757,121)
Net transfers from/(to) other subaccounts or fixed rate option	(506,150)	(10,834)	—	(4,142)	(521,126)
Administrative and other charges	(1,849,182)	(158,241)	—	(14,492)	(2,021,915)

	$(1,936,181)	$(72,594)	$(3,443)	$(152,286)	$(2,164,504)

2012:	VAL	VLI	SPVA	SPVL	TOTAL
Contract owner net payments	$2,503,913	$204,434	$—	$(804)	$2,707,543
Policy loans	(1,284,170)	(61,499)	—	(19,611)	(1,365,280)
Policy loan repayments and interest	1,872,116	91,954	—	63,289	2,027,359
Surrenders, withdrawals, and death benefits	(2,690,563)	(203,232)	(958)	(118,331)	(3,013,084)
Net transfers from/(to) other subaccounts or fixed rate option	(517,949)	(77,676)	—	(22,952)	(618,577)
Administrative and other charges	(1,951,656)	(158,495)	—	(14,772)	(2,124,923)

	$(2,068,309)	$(204,514)	$(958)	$(113,181)	$(2,386,962)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2014

Note 5: Partnership Distributions

For the year ended December 31, 2014, the Partnership distributed a total of $10.0 million, which occurred on March 26, 2014 and September 26, 2014, for $5.0 million each. The Real Property Account’s share of these distributions was $3.0 million each or a total of $6.0 million. During the year ended December 31, 2013, the Partnership distributed $10.0 million, which occurred on March 26, 2013 and December 30, 2013, for $5.0 million each. The Real Property Account’s share of these distributions was $3.0 million each or a total of $6.0 million. During the year ended December 31, 2012, the Partnership distributed $5.0 million, which occurred on March 28, 2012. The Real Property Account’s share of this distribution was $2.9 million.

For the years ended December 31, 2014, 2013, and 2012, there were no purchases of the Partnership by the Real Property Account.

Note 6: Unit Activity

All products referred to in Note 1 for outstanding units at December 31, 2014, 2013 and 2012 were as follows:

2014
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	529,389	Contributions:	1,318,863	91,072	—	34,004
Redemptions:	(1,385,533)	Redemptions:	(2,027,393)	(147,359)	(2,403)	(76,001)

2013
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	1,082,780	Contributions:	1,462,035	90,996	89	33,377
Redemptions:	(2,138,629)	Redemptions:	(2,102,726)	(113,412)	(1,421)	(92,886)

2012
Company		Contract Owner
			VAL	VLI	SPVA	SPVL
Contributions:	1,237,145	Contributions:	1,640,833	98,557	—	35,451
Redemptions:	(1,255,760)	Redemptions:	(2,361,514)	(165,240)	(395)	(82,166)

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2014

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

	Units (000’s)	Unit Value Lowest- Highest			Net Assets (000’s)	Investment Income Ratio(1)	Expense Ratio(2) Lowest-Highest			Total Return (3) Lowest-Highest
December 31, 2014	22,591	$2.85193	-	$3.66932	$77,231	3.68%	0.35%	-	1.25%	5.82%	-	6.77%
December 31, 2013	23,400	$2.69505	-	$3.43650	$75,103	5.04%	0.35%	-	1.25%	8.19%	-	9.17%
December 31, 2012(4)	24,124	$2.49097	-	$3.14796	$71,085	4.84%	0.35%	-	1.25%	5.53%	-	6.48%
December 31, 2011	24,958	$2.36048	-	$2.95634	$69,236	4.79%	0.35%	-	1.25%	12.33%	-	13.33%
December 31, 2010	25,702	$2.10140	-	$2.60866	$63,083	4.79%	0.35%	-	1.25%	8.31%	-	9.29%

Pruco Life also maintains a position in the Real Property Account, to provide for property acquisitions and capital expenditure funding needs. The table below reflects information for units and assets held by the Company. Charges for mortality risk and expense risk and administrative expenses are used by Pruco Life to purchase additional units in its account resulting in no impact to its net assets.

	Units (000’s)	Net Assets (000’s)
December 31, 2014	6,971	$23,442
December 31, 2013	7,828	$24,688
December 31, 2012	8,883	$25,731
December 31, 2011	8,902	$24,255
December 31, 2010	11,260	$27,112

(1)

This amount represents the contract owner’s proportionate share of the net investment income from the underlying Partnership divided by the contract owners average net assets of the Real Property Account. This ratio excludes those expenses, such as mortality risk and expense risk and administrative expenses that result in direct reductions in the unit values.

(2)

These amounts represent the annualized contract expenses of the Real Property Account, consisting primarily of mortality and expense charges, for each period indicated. These ratios include only those expenses that result in a direct reduction to unit values. Charges made directly to contract owner accounts through the redemption of units and expenses of the underlying Partnership are excluded.

(3)

These amounts represent the total return for the periods indicated, including changes in the value of the underlying Partnership, and reflect deductions for all items included in the expense ratio. The total return does not include any expense assessed through the redemption of units; inclusion of these expenses in the calculation would result in a reduction in the total return presented.

(4)

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

December 31, 2014

Note 7: Financial Highlights: (continued)

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

December 31, 2014

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

During the years ended December 31, 2014 and 2013, there were no transfers between Level 1, Level 2, and Level 3.

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

Table 1:

	($ in 000’s)
	Fair value measurements at December 31, 2014
Assets:	Amounts measured at fair value December 31, 2014	Level 1	Level 2	Level 3
Investment in The Prudential Variable Contract Real Property Partnership	$100,673	$—	$—	$100,673

	($ in 000’s)
	Fair value measurements at December 31, 2013
Assets:	Amounts measured at fair value December 31, 2013	Level 1	Level 2	Level 3
Investment in The Prudential Variable Contract Real Property Partnership	$99,791	$—	$—	$99,791

NOTES TO THE FINANCIAL STATEMENTS OF

PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

December 31, 2014

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013.

Table 2:

($ in 000’s) 2014
Beginning balance @ 1/1/14	$99,791

Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	3,224
Net investment income from Partnership operations	3,663
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(6,005)

Ending balance @ 12/31/14	$100,673

Unrealized gains (losses) for the year relating to Level 3 assets still held at the reporting date	$2,969

($ in 000’s) 2013
Beginning balance @ 1/1/13	$96,816

Total gains or losses (recognized/unrealized) included in earnings (or changes in net assets) from Partnership operations	4,065
Net investment income from Partnership operations	4,929
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(6,019)

Ending balance @ 12/31/13	$99,791

Unrealized gains (losses) for the year relating to Level 3 assets still held at the reporting date	$3,987

Report of Independent Registered Public Accounting Firm

To the Partners of

The Prudential Variable Contract Real Property Partnership:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of The Prudential Variable Contract Real Property Partnership (the “Partnership”) at December 31, 2014 and 2013, the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of The Prudential Insurance Company of America. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2015

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedules

To the Partners of

The Prudential Variable Contract Real Property Partnership:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2015 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 12, 2015

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2014	December 31, 2013
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 12/31/2014 - $240,778,075; 12/31/2013 -$220,224,084)	$235,689,701	$210,100,000
CASH AND CASH EQUIVALENTS	32,308,210	43,962,922
OTHER ASSETS, NET	2,947,752	4,315,268

Total assets	$270,945,663	$258,378,190

LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$70,006,898	$59,223,759
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	1,663,710	3,008,619
DUE TO AFFILIATES	666,963	649,925
OTHER LIABILITIES	934,145	824,064

Total liabilities	$73,271,716	$63,706,367

COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	188,251,636	185,407,870
NONCONTROLLING INTEREST	9,422,311	9,263,953

Total partner’s equity	197,673,947	194,671,823

Total liabilities and partners’ equity	$270,945,663	$258,378,190

NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,650,878	4,907,883

SHARE VALUE AT END OF PERIOD	$40.48	$37.78

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
INVESTMENT INCOME:
Revenue from real estate and improvements	$25,529,132	$28,514,771	$25,920,808
Equity in income of preferred equity investments	—	—	127,288
Interest income	17,809	10,992	18,106

Total investment income	25,546,941	28,525,763	26,066,202

INVESTMENT EXPENSES:
Operating	5,349,595	6,287,302	6,189,842
Investment management fee	2,567,986	2,529,031	2,443,023
Real estate taxes	2,679,638	2,603,477	2,400,551
Administrative	4,512,902	4,613,032	4,294,566
Interest expense	2,961,914	2,918,051	2,025,995

Total investment expenses	18,072,035	18,950,893	17,353,977

NET INVESTMENT INCOME	7,474,906	9,574,870	8,712,225

RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	13,016,625	46,802,489	8,571,929
Less: Cost of real estate investments sold	11,316,558	45,824,534	8,501,116

Gain (loss) realized from real estate investments sold	1,700,067	977,955	70,813
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	1,223,468	834,772	(277,947)

Net gain (loss) recognized on real estate investments sold	476,599	143,183	348,760

Change in unrealized gain (loss) on real estate investments held	6,259,179	8,943,638	3,531,632

NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	6,735,778	9,086,821	3,880,392

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,210,684	$18,661,691	$12,592,617

Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	645,422	449,485	306,150
Net unrealized gain (loss) attributable to noncontrolling interest	721,496	1,561,006	718,476

Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$1,366,918	$2,010,491	$1,024,626

Amounts attributable to general partners’ controlling interest:
Net investment income attributable to general partners’ controlling interest	6,829,484	9,125,385	8,406,075
Net recognized gain (loss) attributable to general partners’ controlling interest	476,599	143,183	348,760
Net unrealized gain (loss) attributable to general partners’ controlling interest	5,537,683	7,382,632	2,813,156

Net increase (decrease) in net assets resulting from operations attributable to general partners’ controlling interest	$12,843,766	$16,651,200	$11,567,991

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended December 31,
	2014			2013			2012
	General Partners’ Controlling Interest	Non- controlling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$6,829,484	$645,422	$7,474,906	9,125,385	$449,485	$9,574,870	$8,406,075	$306,150	$8,712,225
Net recognized and unrealized gain (loss) from real estate investments	6,014,282	721,496	6,735,778	7,525,815	1,561,006	9,086,821	3,161,916	718,476	3,880,392

Increase (decrease) in net assets resulting from operations	12,843,766	1,366,918	14,210,684	16,651,200	2,010,491	18,661,691	11,567,991	1,024,626	12,592,617

INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to General Partners	(10,000,000)	—	(10,000,000)	(10,000,000)	—	(10,000,000)	(5,000,000)	—	(5,000,000)
Contributions from noncontrolling interest	—	—	—	—	1,113,456	1,113,456	—	1,688,870	1,688,870
Distributions to noncontrolling interest	—	(1,208,560)	(1,208,560)	—	(119,299)	(119,299)	—	(68,340)	(68,340)

Increase (decrease) in net assets resulting from capital transactions	(10,000,000)	(1,208,560)	(11,208,560)	(10,000,000)	994,157	(9,005,843)	(5,000,000)	1,620,530	(3,379,470)

INCREASE (DECREASE) IN NET ASSETS	2,843,766	158,358	3,002,124	6,651,200	3,004,648	9,655,848	6,567,991	2,645,156	9,213,147
NET ASSETS - Beginning of period	185,407,870	9,263,953	194,671,823	178,756,670	6,259,305	185,015,975	172,188,679	3,614,149	175,802,828

NET ASSETS - End of period	$188,251,636	$9,422,311	$197,673,947	$185,407,870	$9,263,953	$194,671,823	$178,756,670	$6,259,305	$185,015,975

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$14,210,684	$18,661,691	$12,592,617
Adjustments to reconcile net increase (decrease) in net assets to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(6,735,778)	(9,086,821)	(3,880,392)
Amortization of discount on investment level debt	—	2,273	2,683
Amortization of deferred financing costs	45,593	38,673	44,495
(Increase) decrease in accrued interest included in preferred equity investment	—	—	53,868
(Reversal)Provision for allowance for doubtful accounts	97,225	(10,783)	80,228
(Increase) decrease in:
Other assets	1,224,699	(783,751)	(918,703)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,179,964)	54,629	777,256
Due to affiliates	17,038	(31,184)	68,163
Other liabilities	110,081	(19,084)	(109,075)

Net cash flows provided by (used in) operating activities	7,789,578	8,825,643	8,711,140

CASH FLOWS PROVIDED FOR INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	13,016,625	46,802,489	8,571,929
Acquisition of real estate and improvements	(27,578,340)	(20,868,465)	(30,528,031)
Additions to real estate and improvements	(4,457,154)	(3,066,804)	(2,758,866)

Net cash flows provided by (used in) investing activities	(19,018,869)	22,867,220	(24,714,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions	(10,000,000)	(10,000,000)	(5,000,000)
Proceeds from investment level debt	11,800,000	12,400,000	11,700,000
Principal payments on investment level debt	(1,016,861)	(9,953,739)	(891,728)
Contributions from noncontrolling interest	—	1,113,456	1,688,870
Distributions to noncontrolling interest	(1,208,560)	(119,299)	(68,340)

Net cash flows provided by (used in) financing activities	(425,421)	(6,559,582)	7,428,802

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,654,712)	25,133,281	(8,575,026)
CASH AND CASH EQUIVALENTS - Beginning of period	43,962,922	18,829,641	27,404,667

CASH AND CASH EQUIVALENTS - End of period	$32,308,210	$43,962,922	$18,829,641

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

			2014 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	December 31, 2014		December 31, 2013
Property Name	December 31, 2014 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville	WO	Lisle, IL	92,209	$27,964,168	$6,200,000	$27,311,648	$6,400,000
Summit @ Cornell Oaks	WO	Beaverton, OR	72,109	14,072,787	12,500,000	13,848,773	10,300,000

		Offices % as of 12/31/14	10%	42,036,955	18,700,000	41,160,421	16,700,000
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,897,489	26,100,000	22,666,478	24,800,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,070,315	27,426,986	22,984,775	27,300,000
Vantage Park	CJV	Seattle, WA	91 Units	21,640,623	25,900,000	21,156,575	24,200,000
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,676,752	15,000,000	14,409,301	13,700,000

		Apartments % as of 12/31/14	50%	82,285,179	94,426,986	81,217,129	90,000,000
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,743,265	20,100,000	18,562,779	18,900,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,610,596	32,600,000	25,430,335	31,900,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,220,559	18,900,000	15,156,172	17,700,000
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,380,272	8,400,000	—	—
Harnett Crossing	WO	Dunn, NC	189,143	8,469,209	3,980,000	6,756,713	3,500,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	19,282,715
Village Walk	WO	Roswell, GA	88,504	20,749,324	19,300,000	20,664,003	18,900,000

		Retail % as of 12/31/14	65%	116,455,941	122,562,715	86,570,002	90,900,000
HOTEL
Portland Crown Plaza	CJV	Lake Oswego, OR	Sold	—	—	11,276,532	12,500,000

		Hotel % as of 12/31/14	0%	—	—	11,276,532	12,500,000

Total Real Estate Investments at Estimated Fair Values as a percentage of General Parners’ Controlling Interest as of December 31			125%	$240,778,075	$235,689,701	$220,224,084	$210,100,000

WO - Wholly Owned Investment

CJV - Consolidated Joint Venture

The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULE OF INVESTMENTS

	December 31, 2014				December 31, 2013
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partner’s Controlling Interest				17.2%		23.7%

Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$14,700,000	January, 2015	$14,700,000	$14,700,000	$18,600,000	$18,600,000
Federal Home Loan Bank, 0 coupon bond	5,000,000	January, 2015	5,000,000	5,000,000	6,800,000	6,800,000
Federal Home Loan Bank, 0 coupon bond	11,000,000	January, 2015	11,000,000	11,000,000	9,998,911	9,998,911
Federal Home Loan Bank, 0 coupon bond			—	—	1,999,711	1,999,711
Federal Home Loan Bank, 0 coupon bond			—	—	2,699,707	2,699,707

Total Cash Equivalents			30,700,000	30,700,000	40,098,329	40,098,329
Cash			1,608,210	1,608,210	3,864,593	3,864,593

Total Cash and Cash Equivalents			$32,308,210	$32,308,210	$43,962,922	$43,962,922

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 1: Organization

On April 29, 1988, The Prudential Variable Contract Real Property Partnership (the “Partnership”), a general partnership organized under New Jersey law, was formed through an agreement among The Prudential Insurance Company of America (“Prudential”), an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”), Pruco Life Insurance Company (“Pruco Life”), a wholly-owned subsidiary of Prudential, and Pruco Life Insurance Company of New Jersey (“Pruco Life of New Jersey”), a wholly-owned subsidiary of Pruco Life. The Partnership was established as a means by which assets allocated to the real estate investment option under certain variable life insurance and variable annuity contracts issued by the respective companies could be invested in a commingled pool. The partners in the Partnership are Prudential, Pruco Life and Pruco Life of New Jersey (collectively the “General Partners”). The General Partners may make additional daily cash contributions to or withdrawals from the Partnership in accordance with the provisions of the Partnership Agreement.

The Partnership’s policy is to invest at least 65% of its assets in direct ownership interests in income-producing real estate and participating mortgage loans.

The per share net asset value of the Partnership’s shares is determined daily, consistent with the Partnership Agreement. On each day during which the New York Stock Exchange is open for business, the net asset value of the Partnership is estimated using the estimated fair value of its assets, principally as described in Notes 2A, 2B and 2D below, reduced by any liabilities of the Partnership. The periodic adjustments to property values described in Notes 2A, 2B and 2D below and other adjustments to previous estimates are made on a prospective basis. There can be no assurance that all such adjustments to estimates will be made timely.

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

Note 2: Summary of Significant Accounting Policies

A.

Basis of Presentation - The accompanying consolidated financial statements of the Partnership included herein have been prepared in accordance with the requirements of Form 10-K and accounting principles generally accepted in the United States of America that are applicable to investment companies. The Partnership has evaluated subsequent events through March 12, 2015, the date these consolidated financial statements were available to be issued.

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

C.

Accounting Pronouncements Adopted - In June 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. The adoption of this guidance did not have a significant effect on the Partnership’s consolidated financial position, results of operations and financial statement disclosures as the standard is not applicable to real estate entities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

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

As described above, the estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These variances could be material to the consolidated financial statements. Although the estimated fair values represent subjective estimates, management believes these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate is fairly presented as of December 31, 2014 and 2013.

E.

Cash and Cash Equivalents – Cash and cash equivalents are comprised of all short-term investments and investments in money market funds with a maximum maturity of three months. Cash equivalents consist of investments in the Prudential Investment Liquidity Pool offered and managed by an affiliate of Prudential Financial and are accounted for at fair value.

F.

Other Assets – Other assets includes both cash for operating and capital expenditures maintained by wholly-owned and consolidated joint ventures, tenant security deposits by both the wholly-owned and consolidated joint ventures, restricted cash for wholly-owned and consolidated joint ventures reserved for future payments of investment level debt, real estate taxes and insurance premiums, as well as, tenant receivables maintained by both wholly-owned and consolidated joint ventures. As of December 31, 2014 and 2013, cash and restricted cash held by consolidated joint ventures were $813,597 and $1,800,546, respectively. The balances for tenant security deposits held by wholly-owned and consolidated joint ventures was $141,073 and $144,141, respectively, for the same period. The balance for tenant receivables held by wholly-owned and consolidated joint ventures was $448,193 and $672,066 for the same period, which is shown net of allowance for uncollectible accounts of $43,304 and $69,011 for the same period.

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

December 31, 2014

Note 2: Summary of Significant Accounting Policies (continued)

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

Note 3: Disclosure of Supplemental Cash Flow and Non-Cash Investing and Financing Activity

Cash paid for interest during the years ended December 31, 2014, 2013, and 2012, was $ 2,916,321, $2,832,457, and $1,981,491, respectively.

During the year ended December 31, 2014, the Partnership acquired two wholly owned investments.

On October 29, 2014 the Partnership sold the Portland Crown Plaza investment for a gross sale price of $13,328,800. The Partnership received net proceeds of $13,016,625, net of closing costs.

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

During the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.

Please refer to Note 2D for discussion of valuation methodology.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 4: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

Table 1

			(in 000’s)
		Fair value measurements at December 31, 2014 using
Assets:	Cost at 12/31/14	Amounts measured at fair value 12/31/2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$240,778	$235,690	$—	$—	$235,690
Cash equivalents	30,700	30,700	30,700	—	—

Total	$271,478	$266,390	$30,700	$—	$235,690

Table 1

			(in 000’s)
		Fair value measurements at December 31, 2013 using
Assets:	Cost at 12/31/13	Amounts measured at fair value 12/31/2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$220,224	$210,100	$—	$—	$210,100
Cash equivalents	40,098	40,098	40,098	—	—

Total	$260,322	$250,198	$40,098	$—	$210,100

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 4: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and December 31, 2013.

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/14	$210,100

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	6,736
Acquisitions, issuances and contributions	31,871
Disposition, settlements and distributions	(13,017)

Ending balance @ 12/31/14	$235,690

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$6,259

Table 2

(in 000’s)

Fair value measurements using significant unobservable inputs

(Level 3)

Real estate and improvements
Beginning balance @ 1/1/13	$223,622

Net gains (losses) realized/unrealized included in earnings (or changes in net assets)	9,087
Acquisitions, issuances and contributions	24,193
Disposition, settlements and distributions	(46,802)

Ending balance @ 12/31/13	$210,100

Unrealized gains (losses) for the period relating to level 3 assets still held at the reporting date	$8,944

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 4: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s investment level debt on wholly owned properties and consolidated partnerships has an estimated fair value of approximately $70.7 million, and a carrying value (amortized cost) of $70 million. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value of investment level debt are unobservable, therefore would be considered as Level 3 under the fair value hierarchy.

The fair value of other assets, accounts payable and accrued expenses, due to affiliates and other liabilities approximates carrying value due to the short term nature of these instruments, and therefore would be considered as Level 2 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 4: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The table below represents quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in fair value measurement.

	As of December 31, 2014
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:

Apartment	$94,427	4	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.49%)
				Discount rate	6.75% - 7.75% (7.12%)

Office	18,700	2	Discounted cash flow	Exit capitalization rate	7.50% - 9.00% (8.00%)
				Discount rate	8.25% - 9.25% (8.58%)

Retail	122,563	7	Discounted cash flow	Exit capitalization rate	6.50% - 10.00% (7.36%)
				Discount rate	7.00% - 11.00% (7.89%)
			Market Value**

	$235,690

	As of December 31, 2013
	Fair Value (in 000’s)	Number of property(ies) in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:

Apartment	$90,000	4	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.49%)
				Discount rate	6.75% - 7.75% (7.12%)

Hotel	12,500	1	Discounted cash flow	Exit capitalization rate	9.00% (9.00%)
				Discount rate	11.00% (11.00%)

Office	16,700	2	Discounted cash flow	Exit capitalization rate	7.75% - 9.00% (8.23%)
				Discount rate	8.75% - 9.50% (9.04%)

Retail	90,900	5	Discounted cash flow	Exit capitalization rate	6.75% - 10.00% (7.58%)
				Discount rate	7.00% - 10.50% (8.04%)

	$210,100

**

The market value approach represents assets/liabilities in which estimated fair value represents subjective estimates by management based on the investment’s specific facts and circumstances. For example development assets and recent acquisitions may heavily weight investment cost while pending sales may heavily weight negotiated sales prices in the related fair value estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 5: Investment Level Debt

Investment level debt includes mortgage loans payable as summarized below (in 000’s):

	As of 12/31/14		As of 12/31/13	As of 12/31/14
	100% Principal Balance Outstanding	(Unaudited) Partnership’s Share of Principal Balance Outstanding [1]	100% Principal Balance Outstanding	Interest Rate [2]	Maturity Date	Terms [3]
Mortgages of Wholly Owned Properties & Consolidated Partnerships
Hampton, VA	$3,510	$3,510	$4,249	6.75%	2018	PP, P&I
Ocean City, MD	18,097	11,906	18,375	5.49%	2021	P &I
Roswell, GA	12,500	12,500	12,500	5.10%	2015	I
Seattle, WA	13,500	11,475	11,700	4.15%	2022	P&I
Seattle, WA	12,400	10,327	12,400	3.84%	2023	P&I
Norcross, GA	10,000	10,000	—	3.85%	2025	P&I

Total	$70,007	$59,718	$59,224

1.

Represents the Partnership’s interest in the loan based upon the estimated percentage of net assets which would be distributed to the Partnership if the investment were liquidated at December 31, 2014. It does not represent the Partnership’s legal obligation.

2.

The Partnership’s weighted average interest rate was 4.66% and 4.88% at December 31, 2014 and 2013, respectively. The weighted average interest rates were calculated using the Partnership’s annualized interest expense for each loan (derived using the same percentage as that in (1) above) divided by the Partnership’s share of total debt.

3.	Loan Terms P P =P repayment penalties applicable to loan, I=Interest only, P &I=Principal and Interest

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 5: Investment Level Debt (continued)

As of December 31, 2014, principal amounts of mortgage loans payable on wholly owned properties and consolidated partnerships are payable as follows:

Year Ending December 31,	(in 000’s)
2015	13,584
2016	1,153
2017	1,327
2018	2,408
2019	1,680
Thereafter	49,855

Total Principal Balance Outstanding	$70,007

The mortgage loans payable of wholly owned properties and consolidated partnerships are secured by real estate investments with an estimated fair value of $143.3 million.

Note 6: Financing, Covenant, and Repayment Risks

In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be available on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At December 31, 2014 and 2013, the Partnership had no outstanding matured loans.

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

December 31, 2014

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

At December 31, 2014, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established National Council of Real Estate Investment Fiduciaries (NCREIF) regions is as follows:

Region	Estimated Fair Value (in 000’s)	Region %
East North Central	$6,200	2.63%
Mideast	90,580	38.43%
Pacific	64,500	27.37%
Southeast	46,983	19.93%
Southwest	27,427	11.64%

Total	$235,690	100.00%

The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures.

Note 8: Leasing Activity

The Partnership leases space to tenants under various operating lease agreements. These agreements, without giving effect to renewal options, have expiration dates ranging from January 1, 2015 to December 31, 2026. At December 31, 2014, the aggregate future minimum base rental payments under non-cancelable operating leases for wholly owned and consolidated joint venture properties by year are as follows:

Year Ending December 31,	(in 000’s)
2015	$11,443
2016	10,933
2017	9,985
2018	8,423
2019	6,431
Thereafter	27,193

Total	$74,407

Note 9: Commitments and Contingencies

The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of Partnership’s management, the outcome of such matters will not have a significant effect on the financial position and results of operations of the Partnership.

The Partnership has private real estate debt and equity investments for which it is contractually obligated to fund additional capital after its initial investments as well as those in which capital is provided without being contractually obligated to do so. Such additional capital is generally provided in the ordinary course of business to fund recurring and non-recurring capital improvement activities of underlying real estate investments. For the years ended December 31, 2014 and December 31, 2013, the Partnership funded approximately $922,191 and $187,500, respectively, in satisfaction of contractual obligations on committed capital. The Partnership does not typically provide material non contractual financial support to investees.

As of December 31, 2014, the Partnership does not have debt available to be drawn related to Real Estate and Improvements and Real Estate Partnerships. Additionally, the Partnership does not have equity commitments to fund properties under development.

Note 10: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the years ended December 31, 2014, 2013, and 2012, management fees incurred by the Partnership were $ 2.6 million, $2.5 million, and $2.4 million for each of the years, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the years ended December 31, 2014, 2013, and 2012 were $14,307, $0, and $53,630; respectively, and are classified as administrative expenses in the Consolidated Statements of Operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 11: Share Values and Shares Outstanding

The share value and shares outstanding at December 31, 2014 and 2013 are as follows:

	12/31/2014	12/31/2013
Share Value	$40.48	$37.78
Shares Outstanding	4,650,878	4,907,883

The capital share transactions for each year are as follows:

Beginning of Year	4,907,883	5,183,476
Distributions	(257,005)	(275,593)

End of Year	4,650,878	4,907,883

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

Note 12: Financial Highlights

	For The Year Ended December 31,
	2014	2013	2012	2011	2010
Per Share(Unit) Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$37.78	$34.49	$32.27	$28.38	$25.88
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.97	2.30	2.08	1.86	1.66
Investment Management fee attributable to general partners’ controlling interest	(0.54)	(0.50)	(0.47)	(0.42)	(0.35)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	1.27	1.49	0.61	2.45	1.19

Net Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	2.70	3.29	2.22	3.89	2.50

Net Asset Value attributable to general partners’ controlling interest, end of period	$40.48	$37.78	$34.49	$32.27	$28.38

Total Return attributable to general partners’ controlling interest, before Management Fee (a):	8.62%	11.10%	8.36%	15.25%	10.96%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	7.14%	9.57%	6.86%	13.71%	9.59%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$188	$185	$179	$172	$165
Ratios to average net assets for the period ended (b):
Management fees	1.39%	1.41%	1.42%	1.40%	1.39%
Other portfolio level expense	0.22%	0.26%	0.26%	0.26%	0.24%

Total Portfolio Level Expenses	1.61%	1.67%	1.68%	1.66%	1.63%

Net Investment Income, before Management Fee	5.10%	6.51%	6.30%	6.22%	6.15%
Net Investment Income, after Management Fee	3.70%	5.10%	4.88%	4.82%	4.76%

(a)	Total Return, before/after management fee is calculated by geometrically linking quarterly returns which are calculated using the formula below:

Net Investment Income before/after management fee + Net Realized and Unrealized Gains/(Losses)

Beg. Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

December 31, 2014

		THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP SCHEDULE III - REAL ESTATE OWNED: PROPERTIES DECEMBER 31, 2014
		Initial Costs to the Partnership		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Year
Description	Encumbrances at 12/31/14	Land	Building & Improvements		Land	Building & Improvements	2014 Sales	Total	Year of construction	Date Acquired
Properties:
Office Building Lisle, IL	None	1,780,000	15,743,881	10,440,287	2,112,272	25,851,896		27,964,168	1985	Apr., 1988
Hotel Lake Oswego, OR	None	1,500,000	6,508,729	3,307,829	1,500,000	9,816,558	(11,316,558)	—	1989	Dec., 2003
Office Building Beaverton , OR	None	816,415	9,897,307	3,359,065	845,887	13,226,900		14,072,787	1995	Dec., 1996
Retail Shopping Center Hampton, VA	3,509,814	2,339,100	12,767,956	3,636,209	4,839,418	13,903,847		18,743,265	1998	May, 2001
Retail Shopping Center Westminster, MD	None	3,031,735	9,326,605	2,862,219	3,031,735	12,188,824		15,220,559	2005	June, 2006
Retail Shopping Center Ocean City, MD	18,097,084	1,517,099	8,495,039	15,598,458	1,524,555	24,086,041		25,610,596	1986	Nov., 2002
Garden Apartments Austin, TX	None	2,577,097	20,125,169	368,049	2,592,103	20,478,212		23,070,315	2007	May, 2007
Retail Shopping Center Dunn, NC	None	586,500	5,372,344	2,510,365	385,560	8,083,649	—	8,469,209	1984	Aug., 2007
Garden Apartments Charlotte, NC	None	1,350,000	12,184,750	1,142,002	1,367,668	13,309,084		14,676,752	1998	Sep., 2007
Garden Apartments Seattle, WA	13,500,000	4,252,500	18,071,707	573,282	4,710,851	18,186,638		22,897,489	2004	Jun., 2012
Retail Shopping Center Alpharetta, GA	12,500,000	2,062,908	18,566,167	120,249	3,200,000	17,549,324		20,749,324	2005	Sep., 2012
Apartment Seattle, WA	12,400,000	5,005,000	15,863,465	772,158	5,005,000	16,635,623		21,640,623	2000	Mar., 2013
Retail Shopping Center North Fort Myers, FL	None	824,400	7,471,224	84,648	824,400	7,555,872		8,380,272	2014	Mar., 2014
Retail Shopping Center Norcross, GA	10,000,000	3,000,000	16,282,716	—	3,000,000	16,282,716		19,282,716	2014	Dec., 2014

	70,006,898	30,642,754	176,677,059	44,774,820	34,939,449	217,155,184	(11,316,558)	240,778,075

	2014	2013	2012
a Balance at beginning of year	220,224,084	241,855,397	196,297,813
Additions:
Improvements, etc.	31,870,549	24,193,221	45,557,584
Deletions:
Sale	(11,316,558)	(45,824,534)

Balance at end of year	240,778,075	220,224,084	241,855,397