Form 10-Q
period 2015-09-30
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2015-11-12
CIK 801348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Throughout this Quarterly Report on Form 10-Q, the "Real Property Account" and the "Registrant" refer to Pruco Life Variable Contract Real Property Account. "Pruco Life" or the "Company" refers to Pruco Life Insurance Company.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$104,731,781	$100,673,266
Net Assets	$104,731,781	$100,673,266
NET ASSETS, representing:
Equity of contract owners	$80,375,295	$77,231,201
Equity of Pruco Life Insurance Company	24,356,486	23,442,065
	$104,731,781	$100,673,266
Units outstanding	28,821,596	29,562,144
Portfolio shares held	2,414,615	2,487,198
Portfolio net asset value per share	$43.37	$40.48

STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2015 and 2014

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$2,310,843	$2,829,721	$779,157	$948,580
EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	349,013	337,831	118,854	114,995
NET INVESTMENT INCOME	1,961,830	2,491,890	660,303	833,585
NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	4,672,668	2,454,939	3,446,856	1,813,536
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	67,194	—	—	—
NET GAIN (LOSS) ON INVESTMENTS	4,739,862	2,454,939	3,446,856	1,813,536
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,701,692	$4,946,829	$4,107,159	$2,647,121
The accompanying notes are an integral part of these financial statements.

UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF CHANGES IN NET ASSETS
For the three and nine months ended September 30, 2015 and 2014

	Nine Months Ended		Three Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
OPERATIONS
Net investment income	$1,961,830	$2,491,890	$660,303	$833,585
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	4,672,668	2,454,939	3,446,856	1,813,536
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	67,194	—	—	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	6,701,692	4,946,829	4,107,159	2,647,121
CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(1,934,253)	(1,887,705)	(731,405)	(702,963)
Net contributions (withdrawals) by Pruco Life Insurance Company	(708,924)	(3,779,716)	850,259	(2,179,479)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	(2,643,177)	(5,667,421)	118,854	(2,882,442)
TOTAL INCREASE (DECREASE) IN NET ASSETS	4,058,515	(720,592)	4,226,013	(235,321)
NET ASSETS
Beginning of period	100,673,266	99,791,032	100,505,768	99,305,761
End of period	$104,731,781	$99,070,440	$104,731,781	$99,070,440
The accompanying notes are an integral part of these financial statements.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2015

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
The Unaudited Interim Financial Statements as of September 30, 2015 and the statement of net assets as of December 31, 2014, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.
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
The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value. At September 30, 2015 and December 31, 2014, the Real Property Account’s share of the general partners' controlling interest of the Partnership was 53.3% or 2,414,615 shares and 53.5% or 2,487,198 shares, respectively. Properties owned by the Partnership are illiquid and their fair value is based on estimated fair value as discussed in the notes to the unaudited consolidated financial statements of the Partnership.

C.	Income Recognition
Net investment income or loss, and recognized and unrealized gains and losses are allocated based upon the monthly average net assets for the investment in the Partnership. Amounts are based on the Real Property Account’s proportionate interest in the Partnership.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2015

Note 2: Summary of Significant Accounting Policies (continued)

D.	Equity of Pruco Life Insurance Company
Pruco Life maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.
There were no cash transactions at the Real Property Account level for the nine months ended September 30, 2015 and the year ended December 31, 2014 as all of the transactions are settled by Prudential on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented for the nine months ended September 30, 2015 and 2014.
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
September 30, 2015

Note 5: Net Contributions (Withdrawals) by Contract Owners
Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015	2014
VAL	$(1,598,383)	$(1,640,292)
VLI	(146,625)	(157,803)
SPVA	(672)	(6,312)
SPVL	(188,573)	(83,298)
TOTAL	$(1,934,253)	$(1,887,705)

	Three Months Ended September 30,
	2015	2014
VAL	$(591,031)	$(642,717)
VLI	(47,761)	(45,186)
SPVA	(225)	(222)
SPVL	(92,388)	(14,838)
TOTAL	$(731,405)	$(702,963)

Note 6: Partnership Distributions
For the nine months ended September 30, 2015, the Partnership distributed a total of $5.0 million, which occurred on March 30, 2015. The Real Property Account’s share of this distribution was $3.0 million. For the nine months ended September 30, 2014, the Partnership distributed a total of $10.0 million, which occurred on March 26, 2014 and September 26, 2014, for $5.0 million each. The Real Property Account’s share of these distributions was $3.0 million each or a total of $6.0 million.

For the nine months ended September 30, 2015 and 2014, there were no purchases of the Partnership by the Real Property Account.

Note 7: Unit Information
All products referred to in Note 1 for outstanding units and unit values at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
Units Outstanding:	28,821,596			29,562,144
Unit Value:	$3.02781	to	$3.92175	$2.85193	to	$3.66932

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2015

Note 8: Financial Highlights
The range of total return for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015			2014
Total Return	6.17%	to	6.88%	4.46%	to	5.17%

	Three Months Ended September 30,
	2015			2014
Total Return	3.88%	to	4.11%	2.46%	to	2.69%

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
During the nine months ended September 30, 2015 and 2014, there were no transfers between Level 1, Level 2, and Level 3.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2015

Note 10: Fair Value Measurements (continued)
In general, the input values in the appraisal process are unobservable; therefore unless indicated otherwise, the underlying investments in the Partnership are classified as Level 3 under the fair value hierarchy. The inputs or methodology used for valuing securities are not an indication of the risk associated with investing in those securities.
Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective level in the fair value hierarchy.
Table 1:

	($ in 000’s)
	Fair value measurements at September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$104,732	$—	$—	$104,732

	($ in 000’s)
	Fair value measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Investment in The Prudential Variable Contract Real Property Partnership	$100,673	$—	$—	$100,673

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2015

Note 10: Fair Value Measurements (continued)
Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014.
Table 2:

($ in 000’s)
Nine Months Ended September 30, 2015
Beginning balance, January 1, 2015	$100,673
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	4,740
Net investment income from Partnership operations	2,311
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(2,992)
Ending balance, September 30, 2015	$104,732
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$4,673

($ in 000’s)
Nine Months Ended September 30, 2014
Beginning balance, January 1, 2014	$99,791
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	2,455
Net investment income from Partnership operations	2,830
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(6,006)
Ending balance, September 30, 2014	$99,070
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$2,455

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
September 30, 2015

Note 10: Fair Value Measurements (continued)
Table 3 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2015 and 2014.
Table 3:

($ in 000’s)
Three Months Ended September 30, 2015
Beginning balance, July 1, 2015	$100,506
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	3,447
Net investment income from Partnership operations	779
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	—
Ending balance, September 30, 2015	$104,732
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$3,447

($ in 000’s)
Three Months Ended September 30, 2014
Beginning balance, July 1, 2014	$99,306
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets) from Partnership operations	1,814
Net investment income from Partnership operations	948
Acquisitions, issuances, and contributions	—
Dispositions, settlements, and distributions	(2,998)
Ending balance, September 30, 2014	$99,070
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$1,814

Note 11: Subsequent Event
On November 9, 2015, the Partnership acquired a development property in Chicago, Illinois. For further information, see note 10 of the Partnership unaudited consolidated financial statements.
On November 10, 2015, the Partnership paid off a mortgage loan on a retail property in Roswell, Georgia. For further information, see note 10 of the Partnership unaudited consolidated financial statements.

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015(Unaudited)	December 31, 2014
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 09/30/2015 -- $248,942,886; 12/31/2014 -- $240,778,075)	$256,010,000	$235,689,701
CASH AND CASH EQUIVALENTS	32,281,659	32,308,210
OTHER ASSETS, NET	3,267,313	2,947,752
Total assets	$291,558,972	$270,945,663
LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT	$79,376,345	$70,006,898
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,791,011	1,663,710
DUE TO AFFILIATES	715,848	666,963
OTHER LIABILITIES	622,683	934,145
Total liabilities	83,505,887	73,271,716
COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	196,466,975	188,251,636
NONCONTROLLING INTEREST	11,586,110	9,422,311
Total partners' equity	208,053,085	197,673,947
Total liabilities and partners’ equity	$291,558,972	$270,945,663
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,529,591	4,650,878
GENERAL PARTNERS' SHARE VALUE AT END OF PERIOD	$43.37	$40.48
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
INVESTMENT INCOME:
Revenue from real estate and improvements	$16,733,201	$19,421,573	$5,818,106	$6,768,855
Interest income	10,449	14,853	3,350	5,375
Total investment income	16,743,650	19,436,426	5,821,456	6,774,230
INVESTMENT EXPENSES:
Operating	2,650,791	4,146,797	891,546	1,420,992
Investment management fee	2,085,893	1,914,432	706,909	652,543
Real estate taxes	2,143,530	2,046,914	828,320	674,392
Administrative	2,383,267	3,337,210	791,979	1,312,623
Interest expense	2,655,366	2,217,763	959,686	762,827
Total investment expenses	11,918,847	13,663,116	4,178,440	4,823,377
NET INVESTMENT INCOME (LOSS)	4,824,803	5,773,310	1,643,016	1,950,853
RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	12,668,032	—	—	—
Less: Cost of real estate investments sold	14,114,940	—	—	—
Gain (loss) realized from real estate investments sold	(1,446,908)	—	—	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(1,572,787)	—	—	—
Net gain (loss) recognized on real estate investments sold	125,879	—	—	—
Change in unrealized gain (loss) on real estate investments	10,582,700	5,244,525	7,687,089	3,760,275
NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	10,708,579	5,244,525	7,687,089	3,760,275
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$15,533,382	$11,017,835	$9,330,105	$5,711,128
Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	$494,138	$502,241	$181,752	$181,535
Net recognized and unrealized gain (loss) attributable to noncontrolling interest	1,823,905	668,995	1,220,749	381,272
Increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$2,318,043	$1,171,236	$1,402,501	$562,807
Amounts attributable to general partners’ controlling interest:
Net investment income (loss) attributable to general partners' controlling interest	$4,330,665	$5,271,069	$1,461,264	$1,769,318
Net recognized gain (loss) attributable to general partners' controlling interest	125,879	—	—	—
Net unrealized gain (loss) attributable to general partners' controlling interest	8,758,795	4,575,530	6,466,340	3,379,003
Increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	$13,215,339	$9,846,599	$7,927,604	$5,148,321
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30,
	2015			2014
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$4,330,665	$494,138	$4,824,803	$5,271,069	$502,241	$5,773,310
Net recognized and unrealized gain (loss)	8,884,674	1,823,905	10,708,579	4,575,530	668,995	5,244,525
Increase (decrease) in net assets resulting from operations	13,215,339	2,318,043	15,533,382	9,846,599	1,171,236	11,017,835
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions to general partners	(5,000,000)	—	(5,000,000)	(10,000,000)	—	(10,000,000)
Distributions to noncontrolling interest	—	(154,244)	(154,244)	—	(368,356)	(368,356)
Increase (decrease) in net assets resulting from capital transactions	(5,000,000)	(154,244)	(5,154,244)	(10,000,000)	(368,356)	(10,368,356)
INCREASE (DECREASE) IN NET ASSETS	8,215,339	2,163,799	10,379,138	(153,401)	802,880	649,479
NET ASSETS - Beginning of period	188,251,636	9,422,311	197,673,947	185,407,870	9,263,953	194,671,823
NET ASSETS - End of period	$196,466,975	$11,586,110	$208,053,085	$185,254,469	$10,066,833	$195,321,302
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets resulting from operations	$15,533,382	$11,017,835
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(10,708,579)	(5,244,525)
Amortization of deferred financing costs	46,954	37,220
Bad debt expense	3,217	52,056
(Increase) decrease in:
Other assets	(676,501)	862,172
Increase (decrease) in:
Accounts payable and accrued expenses	900,268	181,952
Due to affiliates	48,885	2,619
Other liabilities	(441,835)	(333,291)
Net cash flows provided by (used in) operating activities	4,705,791	6,576,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	12,668,032	—
Acquisition of real estate and improvements	(20,490,522)	(8,295,624)
Additions to real estate and improvements	(1,562,196)	(2,430,902)
Restricted cash	306,769	—
Net cash flows provided by (used in) investing activities	(9,077,917)	(10,726,526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(805,553)	(755,828)
Proceeds from investment level debt	10,175,000	1,800,000
Distributions to general partners' controlling interest	(5,000,000)	(10,000,000)
Distributions to noncontrolling interest	(154,244)	(368,356)
Security deposits payable	130,372	—
Net cash flows provided by (used in) financing activities	4,345,575	(9,324,184)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,551)	(13,474,672)
CASH AND CASH EQUIVALENTS - Beginning of period	32,308,210	43,962,922
CASH AND CASH EQUIVALENTS - End of period	$32,281,659	$30,488,250
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2015 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	September 30, 2015 (Unaudited)		December 31, 2014
Property Name	September 30, 2015 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville Road	WO	Lisle, IL	92,209	$28,928,868	$6,520,000	$27,964,168	$6,200,000
Summit @ Cornell Oaks	WO	Beaverton, OR	—	—	—	14,072,787	12,500,000
		Offices % as of 9/30/15	3%	28,928,868	6,520,000	42,036,955	18,700,000
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,959,048	26,200,000	22,897,489	26,100,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,132,004	29,800,000	23,070,315	27,426,986
Vantage Park	CJV	Seattle, WA	91 Units	21,800,640	29,700,000	21,640,623	25,900,000
Station House Apartments of Maplewood	WO	Maplewood, NJ	50 Units	20,524,722	20,500,000	—	—
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,806,140	15,500,000	14,676,752	15,000,000
		Apartments % as of 9/30/15	62%	103,222,554	121,700,000	82,285,179	94,426,986
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	18,874,997	21,800,000	18,743,265	20,100,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,699,386	33,800,000	25,610,596	32,600,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,279,569	19,800,000	15,220,559	18,900,000
Village Walk	WO	Roswell, GA	88,504	20,749,324	19,500,000	20,749,324	19,300,000
Harnett Crossing	WO	Dunn, NC	189,143	8,519,900	3,490,000	8,469,209	3,980,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	20,300,000	19,282,716	19,282,715
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,385,572	9,100,000	8,380,272	8,400,000
		Retail % as of 9/30/15	65%	116,791,464	127,790,000	116,455,941	122,562,715

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of September 30, 2015			130%	$248,942,886	$256,010,000	$240,778,075	$235,689,701
WO - Wholly Owned Investment
CJV - Consolidated Joint Venture
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

	September 30, 2015 (Unaudited)				December 31, 2014
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH AND CASH EQUIVALENTS - Percentage of General Partners' Controlling Interest				16.4%		17.2%
Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$4,900,000	October 2015	$4,900,000	$4,900,000	$14,700,000	$14,700,000
Federal Home Loan Bank, 0 coupon bond	6,000,000	October 2015	6,000,000	6,000,000	5,000,000	5,000,000
Federal Home Loan Bank, 0 coupon bond	10,600,000	October 2015	10,600,000	10,600,000	11,000,000	11,000,000
Federal Home Loan Bank, 0 coupon bond	7,000,000	December 2015	7,000,000	7,000,000	—	—

Total Cash Equivalents			28,500,000	28,500,000	30,700,000	30,700,000
Cash			3,781,659	3,781,659	1,608,210	1,608,210
Total Cash and Cash Equivalents			$32,281,659	$32,281,659	$32,308,210	$32,308,210
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.
Basis of Presentation - The accompanying consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been made. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2014. The Partnership has evaluated subsequent events through November 12, 2015, the date these consolidated financial statements were available to be issued. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (collectively, the “General Partners”).

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

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity
Cash paid for interest during the nine months ended September 30, 2015 and 2014 was $2,608,412 and $2,180,543, respectively.

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

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. In general, the inputs used in the appraisal process are unobservable, therefore, and unless indicated otherwise, real estate investments are classified as Level 3 under the FASB authoritative guidance for fair value measurements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
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

During the nine months ended September 30, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.
Table 1

		(in 000’s)
		Fair value measurements at September 30, 2015 using
Assets:	Cost at 09/30/2015	Amounts measured at fair value 09/30/2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$248,943	$256,010	$—	$—	$256,010
Cash equivalents	28,500	28,500	28,500	—	—
Total	$277,443	$284,510	$28,500	$—	$256,010

		(in 000’s)
		Fair value measurements at December 31, 2014 using
Assets:	Cost at 12/31/2014	Amounts measured at fair value 12/31/2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$240,778	$235,690	$—	$—	$235,690
Cash equivalents	30,700	30,700	30,700	—	—
Total	$271,478	$266,390	$30,700	$—	$235,690

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014.
Table 2
(in 000’s)
Fair value measurements using significant unobservable inputs for the nine months ended September 30, 2015
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2015	$235,690
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	10,709
Acquisitions, issuances and contributions	22,279
Dispositions, settlements and distributions	(12,668)
Ending balance, September 30, 2015	$256,010
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$10,583

(in 000’s)
Fair value measurements using significant unobservable inputs for the nine months ended September 30, 2014
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2014	$210,100
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	5,244
Acquisitions, issuances and contributions	12,065
Dispositions, settlements and distributions	—
Ending balance, September 30, 2014	$227,409
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$5,244

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2

(in 000’s)
Fair value measurements using significant unobservable inputs for the three months ended September 30, 2015
(Level 3)

Real estate and improvements
Beginning balance, July 1, 2015	$247,581
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	7,687
Acquisitions, issuances and contributions	742
Dispositions, settlements and distributions	—
Ending balance, September 30, 2015	$256,010
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$7,687

(in 000’s)
Fair value measurements using significant unobservable inputs for the three months ended September 30, 2014
(Level 3)

Real estate and improvements
Beginning balance, July 1, 2014	$221,861
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	3,760
Acquisitions, issuances and contributions	1,788
Dispositions, settlements and distributions	—
Ending balance, September 30, 2014	$227,409
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$3,760

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Quantitative Information Regarding Level 3 Assets:

The tables below represent quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement.

	As of September 30, 2015
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$121,700	5	Discounted cash flow	Exit capitalization rate	4.75% - 6.25% (5.30%)
				Discount rate	6.00% - 7.50% (6.54%)
Office	6,520	1	Discounted cash flow	Exit capitalization rate	8.50%
				Discount rate	9.50%
Retail	127,790	7	Discounted cash flow	Exit capitalization rate	6.00% - 10.00% (6.86%)
				Discount rate	6.25% - 11.00% (7.27%)
	$256,010

	As of December 31, 2014
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$94,427	4	Discounted cash flow	Exit capitalization rate	5.00% - 6.25% (5.49%)
				Discount rate	6.75% - 7.75% (7.12%)
Office	18,700	2	Discounted cash flow	Exit capitalization rate	7.50% - 9.00% (8.00%)
				Discount rate	8.25% - 9.25% (8.58%)
Retail	122,563	7	Discounted cash flow	Exit capitalization rate	6.50% - 10.00% (7.36%)
				Discount rate	7.00% - 11.00% (7.89%)
	$235,690

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 3: Fair Value Measurements (continued)

Fair Value of Financial Instruments Carried at Cost:

The Partnership’s financial instruments include cash, accounts payable, accrued expenses and mortgages. The carrying amount of cash, accounts payable and accrued expenses approximate their fair value due to the instruments’ short term nature. As of September 30, 2015 and December 31, 2014, the Partnership’s mortgages on wholly-owned properties and consolidated joint ventures have an estimated fair value of approximately $79.9 million and $70.7 million, respectively, and a carrying value (amortized cost) of $79.4 million and $70.0 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, and therefore, would be considered as Level 3 under the fair value hierarchy.

Note 4: Risk

A.	Valuation Risk
The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate and improvements is fairly presented as of September 30, 2015 and December 31, 2014.

B.	Financing, Covenant, and Repayment Risks
In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At September 30, 2015, the Partnership had no outstanding matured loans.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 5: Concentration of Risk on Real Estate Investments and Other Concentrated Risks

Concentration of risk on real estate investments' represents the risk associated with investments that are concentrated in certain geographic regions and industries. The Partnership mitigates this risk by diversifying its investments in various regions and different types of real estate investments. Please refer to the Consolidated Schedules of Real Estate Investments for the Partnership's diversification on the types of real estate investments.

At September 30, 2015, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership's holdings based on the estimated fair values and established National Council of Real Estate Investment Fiduciaries (NCREIF) regions is as follows:

Region	Estimated Fair Value (in 000's)	Region %
Northeast	$20,500	8.01%
East North Central	6,520	2.54%
Mideast	94,390	36.87%
Pacific	55,900	21.84%
Southeast	48,900	19.10%
Southwest	29,800	11.64%

Total	$256,010	100.00%

The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures.

At September 30, 2015 and December 31, 2014, there were two partners who each held investments in the Partnership that represented greater than 10% of the Partnership's Net Asset Value.

Note 6: Commitments and Contingencies
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.
The Partnership has private real estate debt and equity investments for which it is contractually obligated to fund additional capital after its initial investments as well as those in which capital is provided without being contractually obligated to do so. Such additional capital is generally provided in the ordinary course of business to fund recurring and non-recurring capital improvement activities of underlying real estate investments. For the periods ended September 30, 2015 and December 31, 2014, the Partnership funded approximately $0 and $922,191, respectively, in satisfaction of contractual obligations on committed capital. The Partnership does not typically provide material non-contractual financial support to investees.
As of September 30, 2015, the Partnership does not have debt available to be drawn related to Real Estate and Improvements and Real Estate Partnerships. Additionally, the Partnership does not have equity commitments to fund properties under development.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 7: Related Party Transactions

Pursuant to an investment management agreement, PIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the nine month periods ended September 30, 2015 and 2014, management fees incurred by the Partnership were $2,085,893 and $1,914,432, respectively. The Partnership also reimburses PIM for certain administrative services rendered by PIM. The amounts incurred for the nine month periods ended September 30, 2015 and 2014 were $40,221 and $0, respectively, and are classified as administrative expenses in the consolidated statements of operations. For the three month periods ended September 30, 2015 and 2014, management fees incurred by the Partnership were $706,909 and $652,543, respectively. The administrative services the Partnership reimburses PIM incurred for the three month periods ended September 30, 2015 and 2014 were $13,407 and $0, respectively.

Note 8: Share Values and Shares Outstanding

The share value and shares outstanding at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Share Value	$43.37	$40.48
Shares Outstanding	4,529,591	4,650,878

The capital share transactions for the nine and twelve months ended September 30, 2015 and December 31, 2014, respectively, are as follows:

	For the nine months ended September 30, 2015	For the twelve months ended December 31, 2014
Beginning of Period	4,650,878	4,907,883
Distributions	(121,287)	(257,005)
End of Period	4,529,591	4,650,878

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
September 30, 2015
(Unaudited)

Note 9: Financial Highlights

	For The Nine Months Ended September 30,
	2015	2014	2013	2012	2011
Per Share Operating Performance:
Net Asset Value attributable to general partners’ controlling interest, beginning of period	$40.48	$37.78	$34.49	$32.27	$28.38
Income From Investment Operations:
Net investment income attributable to general partners’ controlling interest, before management fee	1.40	1.49	1.75	1.53	1.38
Investment Management fee attributable to general partners’ controlling interest	(0.46)	(0.40)	(0.38)	(0.33)	(0.31)
Net recognized and unrealized gain (loss) on investments attributable to general partners’ controlling interest	1.95	0.96	0.45	0.31	1.88
Increase (decrease) in Net Assets Resulting from Operations attributable to general partners’ controlling interest	2.89	2.05	1.82	1.51	2.95
Net Asset Value attributable to general partners’ controlling interest, end of period	$43.37	$39.83	$36.31	$33.78	$31.33
Total Return attributable to general partners’ controlling interest, before Management Fee (a):	8.32%	6.52%	6.42%	5.73%	11.51%
Total Return attributable to general partners’ controlling interest, after Management Fee (a):	7.16%	5.43%	5.32%	4.65%	10.39%
Ratios/Supplemental Data:
Net Assets attributable to general partners’ controlling interest, end of period (in millions)	$196	$185	$183	$175	$172
Ratios to average net assets for the period ended (b):
Management fees	1.09%	1.04%	1.06%	1.04%	1.06%
Other portfolio level expense	0.23%	0.16%	0.17%	0.20%	0.20%
Total Portfolio Level Expenses	1.32%	1.20%	1.23%	1.24%	1.26%
Net Investment Income, before Management Fee	3.37%	3.90%	5.03%	4.75%	4.68%
Net Investment Income, after Management Fee	2.27%	2.86%	3.99%	3.65%	3.59%

(a)	Total Return, before/after management fee, is calculated by geometrically linking quarterly returns which are calculated using the formula below:
   Net Investment Income before/after management fee + Net Recognized and Unrealized Gains/(Losses)
Beginning Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

Note 10: Subsequent Event
On November 9, 2015, the Partnership acquired a development property located in Chicago, Illinois for a purchase price of $6,144,019.
On November 10, 2015 the Partnership paid off a mortgage loan on a retail property in Roswell, Georgia in the amount of $12,500,000.

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
(a) Liquidity and Capital Resources

As of September 30, 2015, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $32.3 million, which remained relatively flat from December 31, 2014. The liquid assets had offsetting activity resulting in decreases from the following activities: (a) $10.3 million of equity for an acquisition of an apartment complex located in Maplewood, New Jersey; (b) $5.0 million distribution to the General Partners’ controlling interest; (c) $0.8 million of principal payments made on financed properties; and (d) $1.6 million paid for capital improvements. The $1.6 million payment for capital improvements included the following items: (a) $0.9 million for leasing expenses at the office property in Lisle, Illinois; (b) $0.2 million for unit upgrades at one of the apartment properties in Seattle, Washington; (c) $0.1 million for space renovations at the retail property in Hampton, Virginia; (d) $0.1 million for unit upgrades at the apartment property in Charlotte, North Carolina; and (e) $0.3 million for capital improvements and transaction costs associated with leasing expenses at various properties. Primarily offsetting the decrease were increases from the following activities: (a) net cash flows generated from property operations of $5.1 million; and (b) $12.7 million of proceeds from the sale of the office in Beaverton, Oregon.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its General Partners. As of September 30, 2015, approximately 11.1% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for the nine and three month periods ended September 30, 2015 and 2014.
Net investment income/(loss) overview

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2015 was approximately $4.3 million, a decrease of approximately $0.9 million from the prior year period. The decrease in net investment income attributable to the General Partners’ controlling interest was primarily due to a decrease of $1.3 million in the office sector investments’ net investment income from the prior year period and a decrease of approximately $0.8 million in the hotel sector investments’ net investment income from the prior year period. Partially offsetting this decrease was an increase of approximately $0.8 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the retail sector and an increase of approximately $0.6 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the apartment sector.

The Partnership’s net investment income attributable to the General Partners’ controlling interest for the three month period ended September 30, 2015 was approximately $1.5 million, a decrease of approximately $0.3 million from the prior year period. The decrease in net investment income attributable to the General Partners’ controlling interest was primarily due to a decrease of $0.4 million in the hotel sector investments’ net investment income from the prior year period, a decrease of $0.2 million in the office sector investments’ net investment income from the prior year period and an increase of approximately $0.1 million to other net investment expenses. Partially offsetting this decrease was an increase of approximately $0.2 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the apartment sector and an increase of approximately $0.2 million from the prior year period in net investment income attributable to the General Partners’ controlling interest from the retail sector.

Valuation overview

The Partnership recorded a net recognized and unrealized gain attributable to the General Partners’ controlling interest of approximately $8.9 million for the nine month period ended September 30, 2015. This is compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $4.6 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2015 were primarily due to valuation increases in the apartment and retail investments of $9.4 million. A net recognized gain of $0.1 million was attributable to the sale of one office investment located in Beaverton, Oregon. Partially offsetting the gains was an unrealized loss of $0.6 million in the office sector investments.

The Partnership recorded net unrealized gains attributable to the General Partners’ controlling interest of approximately $6.5 million for the three month period ended September 30, 2015. This is compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $3.4 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the three month period ended September 30, 2015 were primarily due to valuation increases in the retail, apartment, and office sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the General Partners’ controlling interest and net recognized and unrealized gains or (losses) attributable to the General Partners’ controlling interest for the three and nine month periods ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net Investment Income (loss):
Office properties	$(358,030)	$926,376	$(57,626)	$160,048
Apartment properties	3,092,934	2,495,108	1,002,870	803,570
Retail properties	4,170,550	3,331,477	1,362,486	1,158,615
Hotel property	(55,440)	714,321	(583)	405,098
Other (including interest income, investment management fee, etc.)	(2,519,349)	(2,196,213)	(845,883)	(758,013)
Total Net Investment Income	$4,330,665	$5,271,069	$1,461,264	$1,769,318
Net Recognized Gain (Loss) on Real Estate Investments:
Office properties	$125,879	$—	$—	$—
Net Recognized Gain (Loss) on Real Estate Investments	$125,879	$—	$—	$—
Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	$(644,701)	$12,989	$128,674	$882,303
Apartment properties	5,004,005	2,119,286	3,178,026	1,230,693
Retail properties	4,399,491	2,144,608	3,159,640	1,268,032
Hotel property	—	298,647	—	(2,025)
Net Unrealized Gain (Loss) on Real Estate Investments	$8,758,795	$4,575,530	$6,466,340	$3,379,003
Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$8,884,674	$4,575,530	$6,466,340	$3,379,003

OFFICE PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Recognized/Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lisle, IL	$(117,558)	$354,435	$(644,701)	$(856,522)	55%	38%
Brentwood, TN #1 (1)	—	15,096	—	—	N/A	N/A
Beaverton, OR (2)	(240,472)	539,823	125,879	869,511	N/A	100%
Brentwood, TN #2 (1)	—	17,022	—	—	N/A	N/A
	$(358,030)	$926,376	$(518,822)	$12,989

Three Months Ended September 30,
Property
Lisle, IL	$(57,626)	$(19,356)	$128,674	$215,703
Beaverton, OR (2)	—	179,404	—	666,600
	$(57,626)	$160,048	$128,674	$882,303

(1) The Brentwood, Tennessee properties were sold on December 12, 2013. The net investment income in 2014 represents post closing expense write-offs.
(2) The Beaverton, Oregon property was sold on June 8, 2015.

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s office properties was a loss of approximately $0.4 million and $0.1 million for the nine and three month periods ended September 30, 2015, respectively, which represents a decrease of approximately $1.3 million and $0.2 million from the prior year periods, respectively. The decreases in net investment income are primarily due to lease termination fees paid in 2014 at the property in Lisle, Illinois, and expenses from the sale of the property in Beaverton, Oregon in 2015.

Recognized and Unrealized gain/(loss)

The office properties owned by the Partnership recorded a net recognized and unrealized loss attributable to the General Partners’ controlling interest of $0.5 million for the nine month period ended September 30, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of less than $0.1 million from the prior year period. The unrealized loss attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2015 was primarily due to leasing related capital expenditures at the property in Lisle, Illinois. Partially offsetting the loss was a recognized gain on the sale of the property in Beaverton, Oregon. The office properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.1 million for the three month period ended September 30, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.9 million from the prior year period. The unrealized gain attributable to the General Partners’ controlling interest for the three month period ended September 30, 2015 was primarily due to a decrease in anticipated capital expenditures at the property in Lisle, Illinois.

APARTMENT PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Raleigh, NC (2)	$—	$(64,926)	$—	$—	N/A	N/A
Austin, TX	1,045,261	1,086,982	2,311,325	(114,441)	96%	96%
Charlotte, NC	673,289	639,493	370,612	588,991	98%	97%
Seattle, WA #1	428,516	396,246	32,674	912,734	95%	81%
Seattle, WA #2	588,844	437,313	2,314,116	732,002	93%	99%
Maplewood, NJ (1)	357,024	—	(24,722)	—	80%	N/A
	$3,092,934	$2,495,108	$5,004,005	$2,119,286

Three Months Ended September 30,
Property
Austin, TX	$314,841	$354,791	$1,877,689	$(195,890)
Charlotte, NC	235,663	218,181	247,370	159,547
Seattle, WA #1	160,895	100,427	(20,929)	763,362
Seattle, WA #2	191,327	130,171	1,098,618	503,674
Maplewood, NJ (1)	100,144	—	(24,722)	—
	$1,002,870	$803,570	$3,178,026	$1,230,693

(1) The Maplewood, New Jersey property was acquired on April 2, 2015.
(2) The Raleigh, North Carolina property was sold on February 25, 2013. The net investment loss in 2014 represents post closing expense write-offs.

Net investment income/(loss)
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s apartment properties was approximately $3.1 million and $1.0 million for the nine and three month periods ended September 30, 2015, respectively, which represents an increase of approximately $0.6 million and $0.2 million from the prior year periods, respectively. The increase was primarily due to the acquisition of the apartment complex in Maplewood, New Jersey, increased rents at property #2 in Seattle, Washington, and increased occupancy at property #1 in Seattle, Washington.
Recognized and Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $5.0 million and $3.2 million for the nine and three month periods ended September 30, 2015, respectively, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $2.1 million and $1.2 million from the prior year periods, respectively. The unrealized gain attributable to the General Partners’ controlling interest for the nine and three month periods ended September 30, 2015 was primarily due to favorable market leasing assumptions at the properties in Seattle, Washington, Austin, Texas, and Charlotte, North Carolina.

RETAIL PROPERTIES

Nine Months Ended September 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/ (Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Hampton, VA	$1,011,387	$976,082	$1,568,268	$893,518	96%	96%
Ocean City, MD	702,245	646,574	618,939	397,861	96%	96%
Westminster, MD	1,004,201	992,172	840,990	635,753	100%	100%
Dunn, NC	137,799	49,986	(540,691)	(379,478)	26%	48%
Roswell, GA	374,685	381,154	200,000	570,078	94%	96%
North Fort Myers, FL	373,032	285,509	694,700	26,876	85%	88%
Norcross, GA	567,201	—	1,017,285	—	100%	N/A
	$4,170,550	$3,331,477	$4,399,491	$2,144,608

Three Months Ended September 30,
Property
Hampton, VA	$309,549	$377,642	$499,790	$284,356
Ocean City, MD	252,884	215,622	609,132	52,648
Westminster, MD	362,374	345,998	898,391	700,000
Dunn, NC	(36,990)	(18,515)	(47,673)	39,592
Roswell, GA	151,697	114,445	—	191,436
North Fort Myers, FL	135,542	123,423	300,000	—
Norcross, GA	187,430	—	900,000	—
	$1,362,486	$1,158,615	$3,159,640	$1,268,032
Net investment income/(loss)
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $4.2 million for the nine month period ended September 30, 2015, which represents an increase of approximately $0.8 million from the prior year period. The increase was largely due to the additional income provided by the property in Norcross, Georgia that was acquired in December, 2014 and the property in North Fort Myers, Florida that was acquired in March, 2014. Net investment income attributable to General Partners’ controlling interest for the Partnership’s retail properties was approximately $1.4 million for the three month period ended September 30, 2015, which represents an increase of approximately $0.2 million from the prior year period. The increase was primarily due to the additional income provided by the property in Norcross, Georgia that was acquired in December, 2014.
Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $4.4 million for the nine month period ended September 30, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $2.1 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the nine month period ended September 30, 2015 was primarily due to favorable market leasing assumptions at the properties in Hampton, Virginia, Ocean City, Maryland, and Westminster, Maryland. Additional gains were provided by decreased operating expenses at the property in North Fort Myers, Florida and decreased investment rates at the property in North Fort Myers, Florida. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $3.2 million for the three month period ended September 30, 2015, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.3 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the three month period ended September 30, 2015 was primarily due to lower investment rates from properties in Hampton, Virginia, Ocean City, Maryland, Westminster, Maryland, North Fort Myers, Florida, and Norcross, Georgia.

HOTEL PROPERTY

Nine Months Ended September 30,	Net Investment Income/(Loss) 2015	Net Investment Income/(Loss) 2014	Unrealized Gain/(Loss) 2015	Unrealized Gain/(Loss) 2014	Occupancy 2015	Occupancy 2014
Property
Lake Oswego, OR (1)	$(55,440)	$714,321	$ -	$298,647	N/A	85%

Three Months Ended September 30,
Property
Lake Oswego, OR(1)	$(583)	$405,098	$ -	$(2,025)
(1) The Lake Oswego, Oregon property was sold on October 29, 2014. The net investment loss in 2015 represents post closing expenses.
Net investment income/(loss)
Net investment loss attributable to the General Partners’ controlling interest for the Partnership’s hotel property was less than $0.1 million for the nine and three month periods ended September 30, 2015, respectively, which represents a decrease of approximately $0.8 million and $0.4 million from the prior year periods, respectively. The decrease was a result of the property in Lake Oswego, Oregon being sold on October 29, 2014.
Recognized and Unrealized gain/(loss)

The Partnership sold the hotel property on October 29, 2014 and did not record a net unrealized or recognized gain/loss attributable to the General Partners’ controlling interest for the nine and three month periods ended September 30, 2015, respectively, compared with an unrealized gain attributable to the General Partners’ controlling interest of approximately $0.3 million and less than $0.1 million unrealized loss for the prior year periods, respectively.
Other

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the General Partners’ controlling interest was approximately $2.5 million and $0.8 million for the nine and three month periods ended September 30, 2015, respectively, which represents an increase of approximately $0.3 million and $0.1 million from the prior year periods, respectively. The increases are primarily due to audit fees, property appraisals, and investment management fees.

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
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with Financial Accounting Standards Board authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximate value for the type of real estate in the market.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk - The General Partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 54.91% of its investment portfolio as of September 30, 2015, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash and cash equivalents at September 30, 2015:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$32.3	0.08%
The table below discloses the Partnership’s investment level debt as of September 30, 2015. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ 000s), including current portion	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	5.55%	4.56%	4.51%	4.46%	4.43%	4.53%	4.67%
Future Annual Principal Payment	$12,778	$1,153	$1,327	$2,408	$1,680	$60,030	$79,376	$79,875

Credit Risk - The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.
ITEM 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.
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
PRUCO LIFE INSURANCE COMPANY
in respect of
Pruco Life Variable Contract Real Property Account
(Registrant)

Date: November 12, 2015	By:	/s/ Yanela C. Frias
Yanela C. Frias Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)