Form 10-Q
period 2016-03-31
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
filed 2016-05-12
CIK 801348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
(Registrant)

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company, or the “Company”, or Pruco Life Variable Contract Real Property Account, or the “Real Property Account”. There can be no assurance that future developments affecting the Company and the Real Property Account will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations or prolonged periods of low interest rates; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our financial strength or credit ratings; (6) investment losses and defaults; (7) competition in our product lines and for personnel; (8) changes in tax law; (9) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (10) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities; (11) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (12) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (13) changes in statutory or accounting principles, practices or policies generally accepted in the United States of America; and (14) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems. The Company and the Real Property Account do not intend, and are under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, for discussion of certain risks relating to the operation of The Prudential Variable Contract Real Property Partnership, or the “Partnership”, and investment in our securities.

Throughout this Quarterly Report on Form 10-Q, the "Real Property Account" and the "Registrant" refer to Pruco Life Variable Contract Real Property Account. "Pruco Life" or the "Company" refers to Pruco Life Insurance Company.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT

STATEMENTS OF NET ASSETS
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Investment in The Prudential Variable Contract Real Property Partnership	$108,042,692	$106,651,649
Net Assets	$108,042,692	$106,651,649
NET ASSETS, representing:
Equity of contract owners	$80,961,358	$80,863,412
Equity of Pruco Life Insurance Company	27,081,334	25,788,237
	$108,042,692	$106,651,649
Units outstanding	28,910,842	28,866,793
Portfolio shares held	2,414,615	2,414,615
Portfolio net asset value per share	$44.75	$44.17

STATEMENTS OF OPERATIONS
For the three months ended March 31, 2016 and 2015

	Three Months Ended
	March 31, 2016	March 31, 2015
INVESTMENT INCOME
Net investment income allocated from The Prudential Variable Contract Real Property Partnership	$787,414	$716,578
EXPENSES
Charges to contract owners for assuming mortality and expense risk and for administration	120,043	113,953
NET INVESTMENT INCOME	667,371	602,625
NET RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	740,620	1,194,621
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(136,991)	—
NET GAIN (LOSS) ON INVESTMENTS	603,629	1,194,621
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,271,000	$1,797,246

STATEMENTS OF CHANGES IN NET ASSETS
For the three months ended March 31, 2016 and 2015

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATIONS
Net investment income	$667,371	$602,625
Net unrealized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	740,620	1,194,621
Net recognized gain (loss) on investments allocated from The Prudential Variable Contract Real Property Partnership	(136,991)	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	1,271,000	1,797,246
CAPITAL TRANSACTIONS
Net contributions (withdrawals) by contract owners	(832,280)	(620,001)
Net contributions (withdrawals) by Pruco Life Insurance Company	952,323	(2,258,236)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS	120,043	(2,878,237)
TOTAL INCREASE (DECREASE) IN NET ASSETS	1,391,043	(1,080,991)
NET ASSETS
Beginning of period	106,651,649	100,673,266
End of period	$108,042,692	$99,592,275

The accompanying notes are an integral part of these financial statements.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
March 31, 2016

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
The Unaudited Interim Financial Statements as of March 31, 2016 and the statement of net assets as of December 31, 2015, which has been derived from Audited Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Real Property Account’s Audited Financial Statements included in the Real Property Account’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
The investment in the Partnership is based on the Real Property Account’s proportionate interest of the Partnership’s fair value measured using the Partnership's net asset value as a practical expedient. At March 31, 2016 and December 31, 2015, the Real Property Account’s share of the general partners' controlling interest of the Partnership was 53.3% or 2,414,615 shares and 53.3% or 2,414,615 shares, respectively.

C.	Income Recognition
Net investment income or loss, and recognized and unrealized gains and losses are allocated based upon the monthly average net assets for the investment in the Partnership. Amounts are based on the Real Property Account’s proportionate interest in the Partnership.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
March 31, 2016

Note 2: Summary of Significant Accounting Policies (continued)

D.	Equity of Pruco Life Insurance Company
Pruco Life maintains a position in the Real Property Account for liquidity purposes, including unit purchases and redemptions, Partnership share transactions, and expense processing. The position does not affect contract owners’ accounts or the related unit values.
There were no cash transactions at the Real Property Account level for the three months ended March 31, 2016 and 2015 as all of the transactions are settled by Pruco Life on behalf of the Real Property Account through a redemption or an issuance of units. Therefore, no statement of cash flows is presented for the three months ended March 31, 2016 and 2015.
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

C.	Cost of Insurance and Other Related Charges
Contract owner contributions are subject to certain deductions prior to being invested in the Real Property Account. The deductions for VAL and VLI are (1) taxes attributable to premiums; and (2) sales charges, not to exceed 5% for VAL, which are deducted in order to compensate Pruco Life for the cost of selling the contract; and (3) transaction costs, applicable to VAL, which are deducted from each premium payment to cover premium collection and processing costs. Contracts are subject to charges on each basic premium for assuming a guaranteed minimum death benefit risk. This charge compensates Pruco Life for the risk that an insured may die at a time when the death benefit exceeds the benefit that would have been payable in the absence of a minimum guarantee. These charges are assessed through the redemption of units.

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
Note 4: Taxes
Pruco Life is taxed as a “life insurance company,” as defined by the Internal Revenue Code. The results of operations of the Real Property Account form a part of Prudential Financial’s consolidated federal tax return. Under current federal, state, and local law, no federal, state or local income taxes are payable by the Real Property Account. As such, no provision for a tax liability has been recorded in these financial statements. Prudential management will review periodically the status of the policy in the event of changes in the tax law.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
March 31, 2016

Note 5: Net Contributions (Withdrawals) by Contract Owners
Net contributions (withdrawals) by contract owners for the Real Property Account by product for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
VAL	$(499,701)	$(481,497)
VLI	(67,824)	(70,696)
SPVA	(248)	(226)
SPVL	(264,507)	(67,582)
TOTAL	$(832,280)	$(620,001)

Note 6: Partnership Distributions
For the three months ended March 31, 2016, the Partnership made no distribution. For the three months ended March 31, 2015, the Partnership distributed a total of $5.0 million, which occurred on March 30, 2015. The Real Property Account’s share of this distribution was $3.0 million.

For the three months ended March 31, 2016 and 2015, there were no purchases of the Partnership by the Real Property Account.

Note 7: Unit Information
All products referred to in Note 1 for outstanding units and unit values at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
Units Outstanding:	28,910,842			28,866,793
Unit Value:	$3.10425	to	$4.03870	$3.07375	to	$3.99015
Note 8: Financial Highlights
The range of total return for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016			2015
Total Return	0.99%	to	1.22%	1.59%	to	1.81%
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

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS OF
PRUCO LIFE VARIABLE CONTRACT REAL PROPERTY ACCOUNT
March 31, 2016

Note 10: Fair Value Measurements
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Real Property Account values its investment in the Partnership using the net asset value provided by the Partnership as a practical expedient. During the three months ended March 31, 2016, the Real Property Account adopted Accounting Standards Update (“ASU”) 2015-07 Fair Value Measurement (Topic 820): Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to classify the investment in the Partnership in the fair value hierarchy. As a result, certain tables and additional disclosures related to the leveling of assets and liabilities are no longer applicable. ASU 2015-07 was applied retrospectively to all periods presented.
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
The following is a summary of the investment strategy, risks, and redemption provisions of the Partnership.
The Partnership has a policy of investing at least 65% of its assets in direct ownership interests in income-producing real estate, such as office buildings, shopping centers, hotels, apartments or industrial properties, and participating mortgage loans. The Partnership is subject to the risks inherent in the ownership of real property such as fluctuations in occupancy rates and operating expenses and variations in rental schedules. The Partnership properties are also subject to the risk of loss due to certain types of damage, which are either uninsurable or not economically insurable. The Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. Refer to the Partnership’s unaudited consolidated financial statements for other related risks.
The Partnership allows for withdrawal of cash, in any amount up to a partner’s value of the Partnership. Ordinarily payment of the amount requested will be made on the day following the request. The Partnership reserves the right to defer such payments for a period of up to six months if the partners or the investment manager determine that there is insufficient cash available and prompt disposition of investments held by the Partnership cannot be made on commercially reasonable terms.
The Real Property Account had no unfunded capital commitments as of March 31, 2016.

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016(Unaudited)	December 31, 2015
ASSETS
REAL ESTATE INVESTMENTS - At estimated fair value:
Real estate and improvements (cost: 03/31/2016 -- $228,124,800; 12/31/2015 -- $255,844,718)	$261,586,025	$264,925,433
CASH AND CASH EQUIVALENTS	47,066,870	14,423,867
OTHER ASSETS, NET	2,537,944	2,925,378
Total assets	$311,190,839	$282,274,678
LIABILITIES & PARTNERS’ EQUITY
INVESTMENT LEVEL DEBT (net of deferred financing costs:
Deferred financing costs: 3/31/2016 -- $1,133,285; 12/31/2015 -- $571,719)	$92,487,663	$66,026,362
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	2,482,170	2,550,010
DUE TO AFFILIATES	763,228	745,769
OTHER LIABILITIES	683,604	809,256
Total liabilities	96,416,665	70,131,397
COMMITMENTS AND CONTINGENCIES
NET ASSETS, REPRESENTING PARTNERS’ EQUITY:
GENERAL PARTNERS’ CONTROLLING INTEREST	202,677,932	200,068,466
NONCONTROLLING INTEREST	12,096,242	12,074,815
Total partners' equity	214,774,174	212,143,281
Total liabilities and partners’ equity	$311,190,839	$282,274,678
NUMBER OF SHARES OUTSTANDING AT END OF PERIOD	4,529,591	4,529,591
GENERAL PARTNERS' SHARE VALUE AT END OF PERIOD	$44.75	$44.17
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
INVESTMENT INCOME:
Revenue from real estate and improvements	$5,502,813	$5,313,029
Interest income	22,080	4,801
Total investment income	5,524,893	5,317,830
INVESTMENT EXPENSES:
Operating	759,829	876,448
Investment management fee	763,228	677,496
Real estate taxes	679,258	674,066
Administrative	824,444	770,263
Interest expense	853,553	830,661
Total investment expenses	3,880,312	3,828,934
NET INVESTMENT INCOME (LOSS)	1,644,581	1,488,896
RECOGNIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net proceeds from real estate investments sold	5,743,019	—
Less: Cost of real estate investments sold	28,943,348	—
Gain (loss) realized from real estate investments sold	(23,200,329)	—
Less: Reversal of prior periods’ unrealized gain (loss) on real estate investments sold	(22,943,347)	—
Net gain (loss) recognized on real estate investments sold	(256,982)	—
Change in unrealized gain (loss) on real estate investments	1,437,162	2,531,492
Change in unrealized gain (loss) on interest rate cap	5,823	—
Net unrealized gain (loss) on investments	1,442,985	2,531,492
NET RECOGNIZED AND UNREALIZED GAIN (LOSS)	1,186,003	2,531,492
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,830,584	$4,020,388
Amounts attributable to noncontrolling interest:
Net investment income (loss) attributable to noncontrolling interest	$167,466	$147,994
Net unrealized gain (loss) attributable to noncontrolling interest	53,652	298,287
Net increase (decrease) in net assets resulting from operations attributable to noncontrolling interest	$221,118	$446,281
Amounts attributable to general partners’ controlling interest:
Net investment income (loss) attributable to general partners' controlling interest	$1,477,115	$1,340,902
Net recognized gain (loss) attributable to general partners' controlling interest	(256,982)	—
Net unrealized gain (loss) attributable to general partners' controlling interest	1,389,333	2,233,205
Net increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	$2,609,466	$3,574,107
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Three Months Ended March 31,
	2016			2015
	General Partners’ Controlling Interest	Noncontrolling Interest	Total	General Partners’ Controlling Interest	Noncontrolling Interest	Total
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment income (loss)	$1,477,115	$167,466	$1,644,581	$1,340,902	$147,994	$1,488,896
Net recognized and unrealized gain (loss)	1,132,351	53,652	1,186,003	2,233,205	298,287	2,531,492
Increase (decrease) in net assets resulting from operations	2,609,466	221,118	2,830,584	3,574,107	446,281	4,020,388
INCREASE (DECREASE) IN NET ASSETS RESULTING FROM CAPITAL TRANSACTIONS:
Distributions	—	(199,691)	(199,691)	(5,000,000)	(34,182)	(5,034,182)
Increase (decrease) in net assets resulting from capital transactions	—	(199,691)	(199,691)	(5,000,000)	(34,182)	(5,034,182)
INCREASE (DECREASE) IN NET ASSETS	2,609,466	21,427	2,630,893	(1,425,893)	412,099	(1,013,794)
NET ASSETS - Beginning of period	200,068,466	12,074,815	212,143,281	188,251,636	9,422,311	197,673,947
NET ASSETS - End of period	$202,677,932	$12,096,242	$214,774,174	$186,825,743	$9,834,410	$196,660,153
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Increase (decrease) in net assets resulting from operations	$2,830,584	$4,020,388
Adjustments to reconcile increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net recognized and unrealized loss (gain)	(1,186,003)	(2,531,492)
Amortization of deferred financing costs	13,580	13,580
Bad debt expense	9,863	3,055
(Increase) decrease in:
Other assets	569,645	(638,175)
Increase (decrease) in:
Accounts payable and accrued expenses	(196,304)	487,918
Due to affiliates	17,459	23,942
Other liabilities	(77,238)	102,774
Net cash flows provided by (used in) operating activities	1,981,586	1,481,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from real estate investments sold	5,743,019	—
Acquisition of real estate and improvements	(490,592)	—
Additions to real estate and improvements	(604,373)	(222,002)
Restricted cash	(186,253)	—
Net cash flows provided by (used in) investing activities	4,461,801	(222,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on investment level debt	(282,725)	(267,966)
Proceeds from investment level debt	27,305,592	—
Payment of deferred financing costs	(575,146)
Distributions to general partners' controlling interest	—	(5,000,000)
Distributions to noncontrolling interest	(199,691)	(34,182)
Security deposits payable	(48,414)	—
Net cash flows provided by (used in) financing activities	26,199,616	(5,302,148)
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,643,003	(4,042,160)
CASH AND CASH EQUIVALENTS - Beginning of period	14,423,867	32,308,210
CASH AND CASH EQUIVALENTS - End of period	$47,066,870	$28,266,050
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULES OF REAL ESTATE INVESTMENTS

			2016 Total Rentable Square Feet Unless Otherwise Indicated (Unaudited)	March 31, 2016 (Unaudited)		December 31, 2015
Property Name	March 31, 2016 Ownership	City, State		Cost	Estimated Fair Value	Cost	Estimated Fair Value
OFFICES
750 Warrenville Road	WO	Lisle, IL	Sold	$—	$—	$28,943,348	$6,000,000
		Offices % as of 3/31/16	—%	—	—	28,943,348	6,000,000
APARTMENTS
700 Broadway	CJV	Seattle, WA	59 Units	22,999,497	26,800,000	22,982,297	26,300,000
Broadstone Crossing	WO	Austin, TX	225 Units	23,204,442	30,100,000	23,156,042	30,300,000
Vantage Park	CJV	Seattle, WA	91 Units	21,859,089	30,400,000	21,830,762	30,300,000
Station House Apartments of Maplewood	WO	Maplewood, NJ	50 Units	20,534,552	20,800,000	20,534,552	20,600,000
1325 N. Wells	CJV	Chicago, IL	N/A	6,976,025	6,976,025	6,485,433	6,485,433
The Reserve At Waterford Lakes	WO	Charlotte, NC	140 Units	14,898,297	16,500,000	14,852,929	16,100,000
		Apartments % as of 3/31/16	65%	110,471,902	131,576,025	109,842,015	130,085,433
RETAIL
Hampton Towne Center	WO	Hampton, VA	174,540	19,023,553	21,000,000	18,968,928	21,100,000
White Marlin Mall	CJV	Ocean City, MD	197,098	25,702,626	33,800,000	25,701,926	33,800,000
Westminster Crossing East, LLC	CJV	Westminster, MD	89,890	15,326,055	20,400,000	15,326,055	20,400,000
Village Walk	WO	Roswell, GA	88,504	20,796,113	20,600,000	20,796,113	20,500,000
Harnett Crossing	WO	Dunn, NC	189,143	9,136,263	4,010,000	8,598,045	3,640,000
Peachtree Corners Market	WO	Norcross, GA	42,185	19,282,716	20,700,000	19,282,716	20,300,000
Publix at Eagle Landing	WO	North Fort Myers, FL	57,840	8,385,572	9,500,000	8,385,572	9,100,000
		Retail % as of 3/31/16	64%	117,652,898	130,010,000	117,059,355	128,840,000

Total Real Estate Investments at Estimated Fair Values as a Percentage of General Partners’ Controlling Interest as of March 31, 2016			129%	$228,124,800	$261,586,025	$255,844,718	$264,925,433
WO - Wholly-Owned Investment
CJV - Consolidated Joint Venture
The accompanying notes are an integral part of these consolidated financial statements.

THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
CONSOLIDATED SCHEDULES OF INVESTMENTS

	March 31, 2016 (Unaudited)				December 31, 2015
	Face Amount	Maturity Date	Cost	Estimated Fair Value	Cost	Estimated Fair Value
CASH EQUIVALENTS - Percentage of General Partners' Controlling Interest				21.4%		5.7%
Investments in Prudential Investment Liquidity Pool:
Federal Home Loan Bank, 0 coupon bond	$43,300,000	April, 2016	$43,300,000	$43,300,000	$—	$—
Federal Home Loan Bank, 0 coupon bond		January, 2016	—	—	1,500,000	1,500,000
Federal Home Loan Bank, 0 coupon bond		January, 2016	—	—	10,000,000	10,000,000
Total Cash Equivalents			$43,300,000	$43,300,000	$11,500,000	$11,500,000
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 1: Summary of Significant Accounting Policies

A.
Basis of Presentation - The consolidated financial statements of The Prudential Variable Contract Real Property Partnership (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America that are applicable to investment companies. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the audited consolidated financial statements and notes of the Partnership for the year ended December 31, 2015. The Partnership has evaluated subsequent events through May 12, 2016, the date these consolidated financial statements were available to be issued. The partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey (collectively, the “General Partners”).

As a result of adopting ASU 2015-03, as of December 31, 2015, the Partnership has reclassified $571,719 of deferred financing costs from other assets to investment level debt. The new guidance must be applied retrospectively, and early adoption is permitted for financial statements that have not been previously been issued. The Partnership's adoption of the guidance did not have a significant effect on the Partnership's consolidated financial statements.

B.
New Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance in Accounting Standards Update (“ASU”) 2016-02 Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Partnership is currently assessing the impact of the guidance on the Partnership's consolidated financial statements.

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

C.
Accounting Pronouncements Adopted - In April 2015, the FASB issued ASU 2015-03 Interest-Imputation of Interest (Subtopic 835-30) which requires entities to present debt issuance costs as a direct deduction from the carrying amount of the related debt liability. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. This guidance does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the FASB issued ASU 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies that the Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is effective for public business entities for fiscal years and interim periods beginning after December 15, 2015. The new guidance must be applied retrospectively, and early adoption is permitted for financial statements that have not been previously issued. The adoption of this accounting guidance did not have a material impact on the Partnership’s consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

In February 2015, the FASB issued updated guidance in ASU 2015-02 Consolidations (Topic 810) that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this accounting guidance did not have a material impact on the Partnership’s consolidated financial statements.

Note 2: Disclosure of Supplemental Cash Flow Information and Non-Cash Investing and Financing Activity
Cash paid for interest during the three months ended March 31, 2016 and 2015 was $839,973 and $822,043, respectively.

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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PGIM, Inc. ("PGIM"), which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible to assure that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PGIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.

The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with the FASB authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to come up with the approximate value for the type of real estate in the market. In general, the inputs used in the appraisal process are unobservable, therefore, unless indicated otherwise, real estate investments are classified as Level 3 under the FASB authoritative guidance for fair value measurements.

Cash equivalents include short-term investments with maturities of three months or less when purchased. Short-term investments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. See below for a description of the levels of fair value hierarchy.

Interest rate caps are recorded at fair value which is determined using discounted cash flow models. The models’ key assumptions include the contractual terms of the contract, along with significant observable inputs, including interest rates, liquidity, credit spreads and other factors including nonperformance risk as well as that of counterparties. These derivatives are traded in the over-the-counter (OTC) market and are classified within Level 2 in the fair value hierarchy.

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
March 31, 2016
(Unaudited)

Note 3: Fair Value Measurements (continued)

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

During the three months ended March 31, 2016 and 2015 and year ended December 31, 2015, there were no transfers between Level 1, Level 2 and Level 3.

Table 1 below summarizes the assets measured at fair value on a recurring basis and their respective levels in the fair value hierarchy.

		(in 000’s)
		Fair value measurements at March 31, 2016 using
Assets:	Cost at March 31, 2016	Amounts measured at fair value March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$228,125	$261,586	$—	$—	$261,586
Cash equivalents	43,300	43,300	43,300	—	—
Interest rate cap	—	6	—	6	—
Total	$271,425	$304,892	$43,300	$6	$261,586

		(in 000’s)
		Fair value measurements at December 31, 2015 using
Assets:	Cost at December 31, 2015	Amounts measured at fair value December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Real estate and improvements	$255,845	$264,925	$—	$—	$264,925
Cash equivalents	11,500	11,500	11,500	—	—
Total	$267,345	$276,425	$11,500	$—	$264,925

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 3: Fair Value Measurements (continued)

Table 2 below provides a reconciliation of the beginning and ending balances for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015.
(in 000’s)
Fair value measurements using significant unobservable inputs for the three months ended March 31, 2016
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2016	$264,925
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	1,180
Acquisitions, issuances and contributions	1,224
Dispositions, settlements and distributions	(5,743)
Ending balance, March 31, 2016	$261,586
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$1,437

(in 000’s)
Fair value measurements using significant unobservable inputs for the three months ended March 31, 2015
(Level 3)

Real estate and improvements
Beginning balance, January 1, 2015	$235,690
Net recognized and unrealized gains (losses) included in earnings (or changes in net assets)	2,531
Acquisitions, issuances and contributions	209
Dispositions, settlements and distributions	—
Ending balance, March 31, 2015	$238,430
Unrealized gains (losses) for the period relating to Level 3 assets still held at the reporting date	$2,531

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 3: Fair Value Measurements (continued)
Quantitative Information Regarding Level 3 Assets:
The tables below represent quantitative information about the significant unobservable inputs used in the fair value measurement of Level 3 assets. Significant changes in any of those inputs in isolation would result in a significant change in the fair value measurement.

	As of March 31, 2016
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$131,576	5	Discounted cash flow	Exit capitalization rate	4.75% - 6.25% (5.24%)
				Discount rate	6.00% - 7.50% (6.60%)
		1	Market Value *
Retail	130,010	7	Discounted cash flow	Exit capitalization rate	5.75% - 9.75% (6.71%)
				Discount rate	6.25% - 10.75% (7.23%)
	$261,586

	As of December 31, 2015
Category	Fair Value (in 000’s)	Number of properties in this property type	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Real estate and improvements:
Apartment	$130,085	5	Discounted cash flow	Exit capitalization rate	4.75% - 6.25% (5.31%)
				Discount rate	6.00% - 7.50% (6.54%)
		1	Market Value *
Office	6,000	1	Discounted cash flow	Exit capitalization rate	8.75%
				Discount rate	10.25%
Retail	128,840	7	Discounted cash flow	Exit capitalization rate	6.00% - 10.00% (6.65%)
				Discount rate	6.25% - 11.00% (7.17%)
	$264,925

* The market value approach represents assets/liabilities in which estimated fair value represents subjective estimates by management based on the investment's specific facts and circumstances. For example development assets and recent acquisitions may heavily weight investment cost while pending sales may heavily weight negotiated sales prices in the related fair value estimates.
Fair Value of Financial Instruments Carried at Cost:
The Partnership’s financial instruments include cash, accounts payable, accrued expenses and mortgages. The carrying amount of cash, accounts payable and accrued expenses approximate their fair value due to the instruments’ short term nature. As of March 31, 2016 and December 31, 2015, the Partnership’s mortgages on wholly-owned properties and consolidated joint ventures have an estimated fair value of approximately $93.9 million and $66.9 million, respectively, and a carrying value (amortized cost) of $92.5 million and $66.0 million, respectively. The estimated fair value is based on the amount at which the Partnership would pay to transfer the debt at the reporting date taking into consideration the effect of nonperformance risk, including the Partnership’s own credit risk. The fair value of debt is determined using the discounted cash flow method, which applies certain key assumptions including the contractual terms of the agreement, market interest rates, interest spreads, credit risk, liquidity and other factors. Different assumptions or changes in future market conditions could significantly affect the estimated fair value. The input values used in determining the fair value on investment level debt are unobservable, and therefore, would be considered as Level 3 under the fair value hierarchy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 4: Interest Rate Caps

Certain of the Partnership’s consolidated joint ventures entered into an interest rate cap transaction ("Cap") with an unrelated major financial institution. The Partnership uses Caps in order to reduce the effect of interest rate fluctuations or interest rate risk of certain real estate investments’ interest expense on variable rate debt.

The Partnership has recorded the fair value of the Cap in “Other Assets” on the Consolidated Statements of Assets and Liabilities. The resulting unrealized gain (loss) is included in the Consolidated Statements of Operations in “Change in unrealized gain (loss) on interest rate cap.”

The Partnership’s Cap is collateralized by the asset attributable to the related investment level debt.
Note 5: Risk

A.	Valuation Risk
The estimated fair value of real estate and real estate related assets is generally determined through an appraisal process. These estimated fair values may vary significantly from the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller. These differences could be material to the financial statements. Although the estimated fair values represent subjective estimates, management believes that these estimated fair values are reasonable approximations of market prices and the aggregate estimated value of investments in real estate and improvements are fairly presented as of March 31, 2016 and December 31, 2015.

B.	Credit Risk
In the normal course of business, the Partnership maintains cash and cash equivalents in financial institutions, which at times may exceed federally insured limits. The Partnership is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf. The Partnership monitors the financial condition of such financial institutions to minimize credit risk exposure.

C.	Financing, Covenant, and Repayment Risks
In the normal course of business, the Partnership enters into loan agreements with certain lenders to finance its real estate investment transactions. Unfavorable economic conditions could increase related borrowing costs, limit access to the capital markets or result in a decision by lenders not to extend credit to the Partnership. There is no guarantee that the Partnership’s borrowing arrangements or ability to obtain leverage will continue to be available, or if available, will be on terms and conditions acceptable to the Partnership. Further, these loan agreements contain, among other conditions, events of default and various covenants and representations. In the normal course of business, the Partnership may be in the process of renegotiating terms for loans outstanding that have passed their maturity dates. At March 31, 2016, the Partnership had no outstanding matured loans.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 6: Concentration of Risk on Real Estate Investments and Other Concentrated Risks
Concentration of risk on real estate investments represents the risk associated with investments that are concentrated in certain geographic regions and industries. The Partnership mitigates this risk by diversifying its investments in various regions and different types of real estate investments. Please refer to the Consolidated Schedules of Real Estate Investments for the Partnership’s diversification on the types of real estate investments.

At March 31, 2016, the Partnership had real estate investments located throughout the United States. The diversification of the Partnership’s holdings based on the estimated fair values and established National Council of Real Estate Investment Fiduciaries (NCREIF) regions is as follows:

Region	Estimated Fair Value (in 000's)	Region %
Northeast: NJ	$20,800	7.95%
East North Central: IL	6,976	2.67%
Mideast: MD, NC, VA	95,710	36.59%
Pacific: WA	57,200	21.87%
Southeast: FL, GA	50,800	19.42%
Southwest: TX	30,100	11.50%

Total	$261,586	100.00%

The allocations above are based on 100% of the estimated fair value of wholly-owned properties and consolidated joint ventures. The Partnership has no significant concentrations of tenants as no single tenant has annual contract rent that makes up more than 15% of the rental income of the Partnership.

At March 31, 2016 and December 31, 2015, there were two partners who each held investments in the Partnership that represented greater than 10% of the Partnership's net asset value.
Note 7: Commitments and Contingencies
The Partnership is subject to various legal proceedings and claims arising in the ordinary course of business. These matters are generally covered by insurance. In the opinion of the Partnership’s management, the outcome of such matters will not have a significant effect on the financial position of the Partnership.
The Partnership has private real estate equity investments for which it is contractually obligated to fund additional capital after its initial investments as well as those in which capital is provided without being contractually obligated to do so. Such additional capital is generally provided in the ordinary course of business to fund recurring and non-recurring capital improvement activities of underlying real estate investments. For the periods ended March 31, 2016 and December 31, 2015, the Partnership did not fund any contractual obligations on committed capital. The Partnership does not typically provide material non-contractual financial support to investees.
As of March 31, 2016, the Partnership's share of unfunded debt obligations related to Real Estate and Improvements is $12.0 million. The Partnership does not have equity commitments to fund properties under development.
Note 8: Related Party Transactions
Pursuant to an investment management agreement, PGIM charges the Partnership a daily investment management fee at an annual rate of 1.25% of the average daily gross asset valuation of the Partnership. For the three months ended March 31, 2016 and 2015, management fees incurred by the Partnership were $763,228 and $677,496, respectively. The Partnership also reimburses PGIM for certain administrative services rendered by PGIM. The amounts incurred for the three months ended March 31, 2016 and 2015 were $0 and $13,407, respectively, and are classified as administrative expenses in the consolidated statements of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 9: Share Values and Shares Outstanding

The share value and shares outstanding at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Share Value	$44.75	$44.17
Shares Outstanding	4,529,591	4,529,591

The capital share transactions for the three and twelve months ended March 31, 2016 and December 31, 2015, respectively, are as follows:

	For the three months ended March 31, 2016	For the twelve months ended December 31, 2015

Beginning of Period	4,529,591	4,650,878
Distributions	—	(121,287)
End of Period	4,529,591	4,529,591

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
THE PRUDENTIAL VARIABLE CONTRACT REAL PROPERTY PARTNERSHIP
March 31, 2016
(Unaudited)

Note 10: Financial Highlights

	For The Three Months Ended March 31,
	2016	2015	2014	2013	2012
Per Share (Unit) Operating Performance:
Net asset value attributable to general partners' controlling interest, beginning of period	$44.17	$40.48	$37.78	$34.49	$32.27
Income From Investment Operations:
Net investment income attributable to general partners' controlling interest, before management fee	0.49	0.43	0.50	0.57	0.46
Investment management fee attributable to general partners' controlling interest	(0.16)	(0.14)	(0.13)	(0.12)	(0.11)
Net recognized and unrealized gain (loss) on investments attributable to general partners' controlling interest	0.25	0.48	(0.10)	(0.27)	0.26
Net increase (decrease) in net assets resulting from operations attributable to general partners' controlling interest	0.58	0.77	0.27	0.18	0.61

Net asset value attributable to general partners' controlling interest, end of period	$44.75	$41.25	$38.05	$34.67	$32.88

Total return attributable to general partners' controlling interest, before management Fee (a):	1.69%	2.26%	1.05%	0.88%	2.25%
Total return attributable to general partners' controlling interest, after management Fee (a):	1.30%	1.90%	0.71%	0.54%	1.90%
Ratios/Supplemental Data:
Net assets attributable to general partners' controlling interest, end of period (in millions)	$203	$187	$182	$175	$170
Ratios to average net assets for the period ended (b) (c):
Management fees	0.38%	0.36%	0.34%	0.34%	0.35%
Other portfolio level expense	0.11%	0.09%	0.04%	0.06%	0.05%
Total portfolio level expenses	0.49%	0.45%	0.38%	0.40%	0.40%

Net investment Income, before management fee	1.12%	1.07%	1.32%	1.65%	1.44%
Net investment income, after management fee	0.74%	0.71%	0.98%	1.31%	1.09%

(a)	Total Return, before/after management fee, is calculated by geometrically linking quarterly returns which are calculated using the formula below:
Net Investment Income before/after management fee + Net Recognized and Unrealized Gains/(Losses)
Beginning Net Asset Value + Time Weighted Contributions - Time Weighted Distributions

(b)	Average net assets are based on beginning of quarter net assets.

(c)	The income and expense ratio are not annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the assets of Pruco Life Variable Contract Real Property Account (the “Real Property Account”) are invested in The Prudential Variable Contract Real Property Partnership (the “Partnership”). Accordingly, the liquidity and capital resources and results of operations for the Real Property Account are contingent upon those of the Partnership. Therefore, this management’s discussion and analysis addresses these items at the Partnership level. The general partners in the Partnership are The Prudential Insurance Company of America, Pruco Life Insurance Company, and Pruco Life Insurance Company of New Jersey, or collectively, the “General Partners.”
The following discussion and analysis of the liquidity and capital resources and results of operations of the Partnership should be read in conjunction with the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership and the related Notes included in this filing.
(a) Liquidity and Capital Resources

As of March 31, 2016, the Partnership’s liquid assets, consisting of cash and cash equivalents, were approximately $47.1 million, an increase of approximately $32.6 million from $14.4 million as of December 31, 2015. The increase was primarily due to the following activities: (a) $27.3 million of proceeds from investment level debt; (b) $5.7 million of proceeds from the sale of an office property in Lisle, Illinois; (c) $2.0 million of cash flow generated from property operation. Partially offsetting the increase was a decrease due to: (a) $0.6 million deferred financing costs; (b) $0.3 million of principal payments on financed properties; (c) $0.2 million in payments made from restricted cash; (d) $0.2 million in distributions to joint venture partners; and (e) $1.1 million paid for capital improvements. The $1.1 million paid for capital improvements included the following items: (a) $0.5 million for construction costs at the development property in Chicago, Illinois; (b) $0.5 million for space renovations at the retail property in Dunn, North Carolina; and (c) $0.1 million for capital improvements and transaction costs associated with leasing expenses at various properties.

Sources of liquidity included net cash flow from property operations and interest from cash equivalents. The Partnership uses cash for its real estate investment activities and for distributions to its partners. As of March 31, 2016, approximately 15.1% of the Partnership’s total assets consisted of cash and cash equivalents.

(b) Results of Operations

The following is a comparison of the Partnership’s results of operations for three month periods ended March 31, 2016 and 2015.
Net investment income/(loss) overview

The Partnership’s net investment income attributable to the general partners’ controlling interest for the three month period ended March 31, 2016 was approximately $1.5 million, an increase of approximately $0.2 million from the prior year period. The increase in net investment income attributable to the General Partners’ controlling interest was primarily due to an increase of $0.1 million in the office sector investments and an increase of approximately $0.1 million in the retail sector investments.

Valuation overview

The Partnership recorded a net recognized loss and unrealized gain attributable to the General Partners’ controlling interest of approximately $1.1 million for the three month period ended March 31, 2016. This is compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $2.2 million for the prior year period. The unrealized gains attributable to the General Partners’ controlling interest for the three month period ended March 31, 2016 were primarily due to valuation increases of $0.8 million in the apartment sector and $0.6 million in the retail sector. Partially offsetting the unrealized gains was a recognized loss of $0.3 million in the office sector investments.

The following table presents a comparison of the Partnership’s sources of net investment income attributable to the General Partners’ controlling interest and net recognized and unrealized gains (losses) attributable to the General Partners’ controlling interest for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net Investment Income (Loss):
Office properties	$5,253	$(103,625)
Apartment properties	902,209	935,648
Retail properties	1,496,828	1,389,891
Hotel property	(4,587)	(25,584)
Other (including interest income, investment management fee, etc.)	(922,589)	(855,428)
Total Net Investment Income	$1,477,114	$1,340,902
Net Recognized Gain (Loss) on Real Estate Investments:
Office properties	$(256,981)	$—
Net Recognized Gain (Loss) on Real Estate Investments	$(256,981)	$—
Net Unrealized Gain (Loss) on Real Estate Investments:
Office properties	$—	$(104,891)
Apartment properties	830,896	635,474
Retail properties	558,437	1,702,622
Net Unrealized Gain (Loss) on Real Estate Investments	$1,389,333	$2,233,205
Net Recognized and Unrealized Gain (Loss) on Real Estate Investments	$1,132,352	$2,233,205

OFFICE PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Recognized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Lisle, IL (1)	$5,253	$(47,247)	$(256,981)	$(204,891)	N/A	38%
Beaverton, OR (2)	—	(56,378)	—	100,000	N/A	100%
	$5,253	$(103,625)	$(256,981)	$(104,891)

(1) The Lisle, Illinois property was sold on January 21, 2016.
(2) The Beaverton, Oregon property was sold on June 8, 2015.

Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s office properties was less than $0.1 million for the three month period ended March 31, 2016, which represents an increase of approximately $0.1 million from the prior year period, primarily due to the properties in Lisle, Illinois and Beaverton, Oregon producing negative cash flows in 2015 from low occupancy. The property in Lisle, Illinois was sold January 21, 2016.

Recognized and Unrealized gain/(loss)

The office property, in Lisle, Illinois, formerly owned by the Partnership recorded a recognized loss attributable to the General Partners’ controlling interest of approximately $0.3 million for the three month period ended March 31, 2016, compared with a net unrealized loss attributable to the General Partners’ controlling interest of approximately $0.1 million from the prior year period. The recognized loss attributable to the General Partners’ controlling interest for the three month period ended March 31, 2016 was due to the sale of the property located in Lisle, Illinois.

APARTMENT PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Unrealized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Austin, TX	293,746	358,063	(248,400)	(139,660)	98%	94%
Charlotte, NC	195,167	221,528	354,632	164,896	96%	97%
Seattle, WA #1	146,767	155,445	410,380	(12,270)	90%	90%
Seattle, WA #2	163,897	200,612	108,781	622,508	97%	93%
Maplewood, NJ	102,632	—	200,000	—	84%	N/A
Chicago, IL	—	—	5,503	—	N/A	N/A
	$902,209	$935,648	$830,896	$635,474
Net investment income/(loss)

Net investment income attributable to the General Partners’ controlling interest for the Partnership’s apartment properties was approximately $0.9 million for the three month period ended March 31, 2016, which remained relatively flat from the prior year period.
Unrealized gain/(loss)

The apartment properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.8 million for three month period ended March 31, 2016, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.6 million from the prior year period. These gains were due to favorable market leasing assumptions at the properties in Charlotte, North Carolina, Maplewood, New Jersey and Seattle, Washington.

RETAIL PROPERTIES

Three Months Ended March 31,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Unrealized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Hampton, VA	$351,039	$349,831	$(154,625)	$1,776,816	81%	96%
Ocean City, MD	233,591	212,518	(18,720)	(4,804)	95%	96%
Westminster, MD	343,603	298,242	—	(56,882)	100%	100%
Dunn, NC	(33,874)	88,973	(168,218)	(529,792)	26%	48%
Roswell, GA	306,315	132,330	100,000	100,000	94%	94%
North Fort Myers, FL	117,238	123,338	400,000	300,000	85%	85%
Norcross, GA	178,916	184,659	400,000	117,284	100%	100%
	$1,496,828	$1,389,891	$558,437	$1,702,622

Net investment income/(loss)
Net investment income attributable to the General Partners’ controlling interest for the Partnership’s retail properties was approximately $1.5 million for the three month period ended March 31, 2016, which represents an increase of approximately $0.1 million from the prior year period. The increase in net investment income attributable to the General Partners’ controlling interest for the three month period ended March 31, 2016 was largely due to interest expense savings from the loan payoff at the property in Roswell, Georgia. Partially offsetting the increase was a decrease at the property in Dunn, North Carolina due to decreased occupancy.
Unrealized gain/(loss)

The retail properties owned by the Partnership recorded a net unrealized gain attributable to the General Partners’ controlling interest of approximately $0.6 million for the three month period ended March 31, 2016, compared with a net unrealized gain attributable to the General Partners’ controlling interest of approximately $1.7 million from the prior year period. The net unrealized gain attributable to the General Partners’ controlling interest for the three month period ended March 31, 2016 was primarily due to lower investment rates at the properties in North Fort Myers, Florida and Norcross, Georgia. Investment rates include direct and terminal capitalization rates, and discount rates, which reflect investors’ yield requirements on investments. Additional gains were attributable to net effective rent increases at the property in Roswell, Georgia. Partially offsetting the net unrealized gain was an unrealized loss at the property in Dunn, North Carolina due to less favorable market leasing assumptions and increased operating expenses as well as higher investment rates at the property in Hampton, Virginia.

HOTEL PROPERTY

Three Months Ended March 31,	Net Investment Income/(Loss) 2016	Net Investment Income/(Loss) 2015	Unrealized Gain/(Loss) 2016	Unrealized Gain/(Loss) 2015	Occupancy 2016	Occupancy 2015
Property
Lake Oswego, OR (1)	$(4,587)	$(25,584)	$—	$—	N/A	N/A

(1) The property was sold on October 29, 2014. The net investment loss in 2016 and 2015 represents post closing expenses.
Net investment income/(loss)
Net investment loss attributable to the General Partners’ controlling interest for the Partnership’s hotel property was less than $0.1 million for the three month period ended March 31, 2016, which remained consistent with the prior year period.

OTHER

Other net investment expense mainly includes investment management fees, other portfolio level expenses and interest income. Other net investment expense attributable to the General Partners’ controlling interest was approximately $0.9 million for three month period ended March 31, 2016, which remained consistent with the prior year period.

(c) Inflation
A majority of the Partnership’s leases with its commercial tenants provide for recoveries of expenses based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which may partially reduce the Partnership’s exposure to increases in operating costs resulting from inflation.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management reviews critical estimates and assumptions on an ongoing basis. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the unaudited financial statements of the Real Property Account and the unaudited consolidated financial statements of the Partnership may change significantly.
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

In general, fair value estimates are based upon property appraisal reports prepared by independent real estate appraisers (members of the Appraisal Institute or an equivalent organization) within a reasonable amount of time following acquisition of the real estate and no less frequently than annually thereafter. The Chief Real Estate Appraiser of PGIM, which is an indirectly owned subsidiary of Prudential Financial, Inc., is responsible for assuring that the valuation process provides independent and reasonable property fair value estimates. An unaffiliated third party has been appointed by PGIM to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process. The fair value of real estate investments does not reflect the transaction sale costs, which may be incurred upon disposition of the real estate investments.
The purpose of an appraisal is to estimate the fair value of real estate as of a specific date. In accordance with Financial Accounting Standards Board ("FASB") authoritative guidance on fair value measurements and disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment. The three approaches are: (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year period income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market. Key inputs and assumptions include rental income and expense amounts, related rental income and expense growth rates, discount rates and capitalization rates. In the reconciliation of these three approaches, the independent appraiser uses one or a combination of them, to determine the approximate value for the type of real estate in the market.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk - The General Partners’ controlling interest exposure to market rate risk for changes in interest rates relates to approximately 69.41% of its investment portfolio as of March 31, 2016, which consists primarily of short-term commercial paper and fixed and variable interest rate debt. The Partnership does not use derivative financial instruments. As a matter of policy, the Partnership places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under unusual circumstances.

The table below presents the amounts and related weighted interest rates of the Partnership’s cash and cash equivalents at March 31, 2016:

	Maturity	Estimated Market Value (millions)	Average Interest Rate
Cash and cash equivalents	0-3 months	$47.1	0.15%
The table below discloses the Partnership’s investment level debt as of March 31, 2016. The fair value of the Partnership’s long-term investment level debt is affected by changes in market interest rates. The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the debt.

Investment level debt (in $ 000s), including current portion	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
Weighted Average Fixed Interest Rate	4.17%	4.12%	4.06%	4.02%	4.03%	3.76%	4.03%
Future Annual Principal Payment	$870	$1,327	$2,899	$1,680	$1,916	$84,929	$93,621	$93,900

Credit Risk - The Partnership is exposed to market risk from tenants. While the Partnership has not experienced any significant credit losses, in the event of significant increases in interest rates and/or an economic downturn, tenant delinquencies could increase and result in losses to the Partnership and the Real Property Account that could adversely affect its operating results and liquidity.
ITEM 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e), as amended under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q.
Item 6. Exhibits
31.1 Section 302 Certification of the Chief Executive Officer.
31.2 Section 302 Certification of the Chief Financial Officer.
32.1 Section 302 Certification of the Chief Executive Officer.
32.2 Section 302 Certification of the Chief Financial Officer.
101.INS - XBRL Instance Document.
101.INS - XBRL Taxonomy Extension Schema Document.
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB - XBRL Taxonomy Extension Label Linkbase Document.
101.PRE - XBRL Taxonomy Extension Label Linkbase Document.
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PRUCO LIFE INSURANCE COMPANY
in respect of
Pruco Life Variable Contract Real Property Account
(Registrant)

Date: May 12, 2016	By:	/s/ Yanela C. Frias
Yanela C. Frias Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)